Form 10KSB
period 1995-12-31
UNITED PARK CITY MINES CO
filed 1996-04-11
CIK 101424

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

            [X] Annual Report under Section 13 or 15(d) of the Securities
                Exchange Act of 1934 for the fiscal year ended December 31, 1995
                                                               -----------------
                or


            [_] Transition report under section 13 or 15(d) of the Securities
                Exchange Act of 1934 for the transition period from _____________ to _____________

                      Commission file number       1-3753
                                                   ------

                         UNITED PARK CITY MINES COMPANY
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                      87-0219807
- ------------------------------------------------          --------------------
        (State or other jurisdiction of                    (I. R. S. Employer
       incorporation or organization)                      Identification No.)

               P. O. Box 1450
               Park City, Utah                                   84060
- ------------------------------------------------          --------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code                 (801) 649-8011
                                                               --------------

Securities registered under Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
- ---------------------------      ---------------------------------------------
Common Stock, $0.01 Par Value                 New York Stock Exchange

          Securities Registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X  .  No     .
                                                               -----      ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                ------

         Issuer's revenues for its most recent fiscal year.  $5,638,562
                                                             ----------

Based on the closing sales price on March 18, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $37,802,184. For purposes of this computation, voting stock directly held by officers and directors of the registrant has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 2,700,250 on March 18, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of United Park City Mines Company's 1995 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-KSB. The definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, is incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes     .  No   X  .
                                                               ----       ----


                            Exhibit Index on Page 4

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1995
Page 2



PART I

Item 1.  Description of Business

Information concerning the Business of the Registrant is incorporated herein by reference from pages 2 through 6 of the Registrant's 1995 Annual Report to Stockholders under the heading "Business and Properties."

Item 2.  Description of Property

Information concerning the Properties of the Registrant is incorporated herein by reference from pages 2 through 6 of the Registrant's 1995 Annual Report to Stockholders under the heading "Business and Properties."

Item 3.  Legal Proceedings

Information concerning the Legal Proceedings of the Registrant is incorporated herein by reference from pages 6 through 7 of the Registrant's 1995 Annual Report to Stockholders under the heading "Legal Proceedings."

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Information concerning the Market for the Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference from pages 7 through 8 of the Registrant's 1995 Annual Report to Stockholders under the heading "Market For United Park's Stock."

Item 6.  Management's Discussion and Analysis or Plan of Operation

Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from pages 8 through 12 of the Registrant's 1995 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.  Financial Statements

The consolidated financial statements, notes to consolidated financial statements, and the report of independent accountants are incorporated herein by reference from pages F-1 through F-14 of the Registrant's 1995 Annual Report to Stockholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1995
Page 3


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning the Directors and Executive Officers of the Registrant is incorporated herein by reference from page 2 of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "Proposal #1-To Elect Four Directors to the Board of Directors."

Item 10. Executive Compensation

Information concerning Executive Compensation of the Registrant's executive officers is incorporated herein by reference from pages 3 through 4 of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference from page 5 of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 12. Certain Relationships and Related Transactions

Not applicable

Item 13. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Form 10-KSB pursuant to
         Item 601 of Regulation S-B:

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1995
Page 4


- ------------------------------------------------------------------------------
         Reg. S-B                                                   Sequential
         Reference                                                     Page
          Number                           Document                   Number
- ------------------------------------------------------------------------------

            3.1              Restated Certificate of                    (1)
                             Incorporation, as amended by
                             Certificate of Amendment of Restated
                             Certificate of Incorporation
- ------------------------------------------------------------------------------
            3.2              Amendment to Restated Certificate of       (2)
                             Incorporation filed in Delaware on
                             December 19, 1990
- ------------------------------------------------------------------------------
            3.3              Amendment to Restated Certificate of       (5)
                             Incorporation filed in Delaware on
                             September 8, 1993
- ------------------------------------------------------------------------------
            3.4              Amendment to Restated Certificate of       (7)
                             Incorporation filed in Delaware on
                             August 25, 1995
- ------------------------------------------------------------------------------
            3.5              Bylaws                                     (1)
- ------------------------------------------------------------------------------
           10.1              Purchase Agreement dated January 1,        (1)
                             1971 between United Park City Mines
                             Company and Greater Park City
                             Company (formerly Treasure Mountain
                             Resort Company), as amended by First
                             Amendment to Purchase Agreement
                             dated June 11, 1971, Second
                             Amendment to Purchase Agreement
                             dated March 30, 1972, Third
                             Amendment to Purchase Agreement
                             dated April 2, 1975, and Fourth
                             Amendment to Purchase Agreement
                             dated July 1, 1975
- ------------------------------------------------------------------------------
           10.2              Memorandum of Agreement dated June         (1)
                             23, 1975 among United Park City
                             Mines Company, Greater Park City
                             Company, Unionamerica, Inc., Royal
                             Street Corporation, Morgan Guaranty
                             Trust Company of New York as
                             Trustee, The Fidelity Bank as
                             Trustee, and Alpine Meadows of
                             Tahoe, Inc.
- ------------------------------------------------------------------------------
           10.3              Substituted Escrow Agreement dated         (1)
                             October 11, 1975 among United Park
                             City Mines Company, Greater Park
                             City Company, Royal Street Land
                             Company, Greater Properties, Inc.,
                             Park Properties, Inc., and First
                             Security Bank of Utah, as trustee
                             and escrow agent, as amended by
                             Amendment to Substituted Escrow
                             Agreement dated October 1, 1979
- ------------------------------------------------------------------------------
           10.4              Acquisition Agreement dated October        (1)
                             11, 1975 between Greater Park City
                             Company and Royal Street Land Company
- ------------------------------------------------------------------------------
           10.5              Resort Area Lease dated January 1,         (1)
                             1971 between United Park City Mines
                             Company and Greater Park City
                             Company, as amended by Amendment to
                             Resort Area Lease dated May 1, 1975
                             and Second Amendment to Resort Area
                             Lease dated June 19, 1980, and Third
                             Amendment to Resort Area Lease dated
                             December 12, 1980
- ------------------------------------------------------------------------------
           10.6              Crescent Ridge Lease dated January         (1)
                             1, 1971 between United Park City
                             Mines Company and Greater Park City
                             Company, as amended by Crescent
                             Ridge Lease dated May 1, 1975
- ------------------------------------------------------------------------------
           10.7              Deer Valley Lease dated January 1,         (1)
                             1971 between United Park City Mines
                             Company and Greater Park City
                             Company, as amended by Deer Valley
                             Lease dated May 1, 1975, and
                             Amendment to Deer Valley Lease dated
                             May 21, 1979 and Second Amendment to
                             Deer Valley Lease dated July 31, 1980
- ------------------------------------------------------------------------------
           10.8              Water Rights Purchase Agreement            (1)
                             dated January 1, 1971 between United
                             Park City Mines Company and Greater
                             Park City Company, as amended by
                             Amendment to Water Rights Purchase
                             Agreement dated February 10, 1975
                             and Second Amendment to Water Rights
                             Purchase Agreement dated July 1, 1975
- ------------------------------------------------------------------------------
           10.9              Settlement Agreement and Release by        (4)
                             and between United Park City Mines
                             Company, Royal Street Land Company,
                             Deer Valley Resort Company, Royal
                             Street of Utah, Royal Street
                             Development Company, and Wells Fargo
                             Bank, N.A. dated November 6, 1992
- ------------------------------------------------------------------------------
           10.10             Employment Agreement dated June 1,         (6)
                             1994 by and between United Park City
                             Mines Company and Hank Rothwell
- ------------------------------------------------------------------------------

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1995
Page 5


- ------------------------------------------------------------------------------
         Reg. S-B                                                   Sequential
         Reference                                                     Page
          Number                           Document                   Number
- ------------------------------------------------------------------------------
           10.11             Incentive Stock Option Agreement           (6)
                             dated June 27, 1994 by and between
                             United Park City Mines Company and
                             Hank Rothwell
- ------------------------------------------------------------------------------
           10.12             Incentive Stock Option Agreement           (6)
                             dated August 2, 1994 by and between
                             United Park City Mines Company and
                             Edwin L. Osika, Jr.
- ------------------------------------------------------------------------------
           13.1              United Park City Mines Company's           (7)
                             1995 Annual Report to Stockholders
- ------------------------------------------------------------------------------
           22.1              Subsidiaries of the Registrant             (8)
- ------------------------------------------------------------------------------

(1) Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 1987 (Registration Number 33-11328)
(2) Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission on January 28, 1991 (Registration Number 33-37914)
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992
(5) Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission on October 12, 1993 (Registration Number 33-67458)
(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
(7) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 7, 1995

(b)                 Reports on Form 8-K:
                    On September 7, 1995, the Company filed a report on Form 8-K dated September 6, 1995. The Form 8-K disclosed that the Company had filed an Amendment to its Restated Certificate of Incorporation for the purpose of effecting a one-for-twenty (1:20) reverse stock split of its common stock, and summarized the transaction.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNITED PARK CITY MINES COMPANY
                                              (Registrant)

   April 8, 1996                            s/ Hank Rothwell
- ---------------------        ------------------------------------------------
        Date                                   Hank Rothwell
                              President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURE                         CAPACITY                    DATE


s/ Alan L. Gordon                                                  April 8, 1996
- ---------------------------                                      ---------------
Alan L. Gordon                             Director                    Date


s/ Joseph S. Lesser                                                April 8, 1996
- ---------------------------                                      ---------------
Joseph S. Lesser                           Director                    Date


s/ Hank Rothwell                                                   April 8, 1996
- ---------------------------                                      ---------------
Hank Rothwell                President, Chief Executive Officer,       Date
                                         and Director

s/ Edwin L. Osika, Jr.                                             April 8, 1996
- ---------------------------                                      ---------------
Edwin L. Osika, Jr.               Executive Vice President,            Date
                                 Secretary, Treasurer, Chief
                               Financial Officer, and Director


s/ Dale J. Harrison                                                April 8, 1996
- ---------------------------                                      ---------------
Dale J. Harrison             Controller, Chief Accounting Officer      Date