Form 10QSB
period 1996-03-15
UNITED PARK CITY MINES CO
filed 1996-05-15
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1996 or
                                            --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
     -------------      ------------

Commission File Number:          1-3753
                       ---------------------------------------------------------

                        UNITED PARK CITY MINES COMPANY
- --------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


                Delaware                                     87-0219807
- -------------------------------------------------  -----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization.)                      Identification No.)



    P. O. Box 1450, Park City, Utah                             84060
- -------------------------------------------------  -----------------------------
(Address of principal executive offices)                     (Zip Code)


                                (801) 649-8011
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No    .
     ---     ---

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   2,701,544.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 2



                        PART I - FINANCIAL INFORMATION
                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                     March 31,
                                                                       1996
                                                                   -----------
ASSETS:
Cash and cash equivalents..................................        $   258,261
Accounts receivable........................................            140,933
Prepaid expenses...........................................            169,621
Inventories................................................            128,533
Deferred income taxes......................................            405,202
Other......................................................             22,732
                                                                   -----------
                                                                     1,125,282
                                                                   -----------

Real Estate:
  Hidden Meadows development...............................          2,669,150
  Deferred development costs...............................            744,324
                                                                   -----------
                                                                     3,413,474
                                                                   -----------

Property and Equipment:
  Mine shaft, buildings, and equipment.....................          4,118,923
  Mine tour attraction.....................................          4,615,519
  Construction-in-progress.................................             64,406
  Resort facilities........................................             58,077
  Less accumulated depreciation............................         (3,553,832)
                                                                   -----------
                                                                     5,303,093
                                                                   -----------

Land less accumulated depletion of $1,062,190..............          7,497,125
Water Rights...............................................            400,000
                                                                   -----------
                                                                     7,897,125
                                                                   -----------

Total assets...............................................        $17,738,974
                                                                   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 3



                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                     March 31,
                                                                       1996
                                                                  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable............................................           $517,633
Accrued liabilities.........................................            101,347
Deferred revenue............................................            103,000
Bank notes payable..........................................            807,419
                                                                  -------------

    Total liabilities.......................................          1,529,399
                                                                  -------------





Stockholders' equity:
    Common stock, $.01 par value:
     Authorized:  3,750,000 shares
     Issued:  2,701,544 shares..............................             27,015
    Capital in excess of par value..........................         31,126,187
    Accumulated deficit.....................................        (14,759,843)
                                                                  -------------
                                                                     16,393,359

    Less cost of treasury stock - 1,294 shares..............           (183,784)
                                                                  -------------

    Total stockholders' equity..............................         16,209,575
                                                                  -------------

    Total liabilities and stockholders' equity..............      $  17,738,974
                                                                  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 3

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           For Three Months Ended
                                                         -------------------------
                                                          March 31,      March 31,
                                                            1996           1995
                                                         ----------     ----------
Revenues:
  Lot sales-Morning Star Estates...................      $  387,000     $  550,000
  Lot sales-Hidden Meadows.........................         300,000
  Mine tour attraction.............................         302,607
  Sale of land and building........................         950,000
  Interest.........................................           1,820         45,345
  Royalties and rentals............................          98,120        109,068
  Contract services................................                         58,408
  Other............................................           1,427            134
                                                         ----------     ----------
                                                          2,040,974        762,955
                                                         ----------     ----------


Expenses:
  Cost of lot sales and selling
   expenses-Morning Star Estates...................         202,298        258,324
 Cost of lot sales and selling
   expenses-Hidden Meadows.........................         147,738
  Mine tour attraction.............................         541,594
  Cost of land and building sold...................         179,959
  General and administrative costs.................         286,500        242,306
  Litigation costs.................................          18,916         49,872
  Mine maintenance and administrative
   costs...........................................         314,226        252,746
  Contract services costs..........................                         48,673
  Depreciation.....................................         136,558         49,717
  Interest.........................................           7,411
                                                         ----------     ----------
                                                          1,835,200        901,638
                                                         ----------     ----------

Income (loss) before income tax....................         205,774       (138,683)

  Income tax expense...............................          70,000
                                                         ----------     ----------

Net income (loss)..................................      $  135,774     $ (138,683)
                                                         ==========     ==========

Net income (loss) per share........................      $     0.05     $    (0.05)
                                                         ==========     ==========

Weighted average number of shares outstanding......       2,721,418      2,701,544
                                                         ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 5



                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                For Three Months Ended
                                                             ----------------------------
                                                              March 31,        March 31,
                                                                1996             1995
                                                             -----------      -----------
Cash flows from operating activities:
  Net income (loss).......................................   $   135,774      $  (138,683)
                                                             -----------      -----------
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Depreciation..........................................       136,558           49,717
    Deferred income taxes.................................        70,000
    Increase (decrease) from changes in:
      Restricted cash.....................................                           (982)
      Accounts receivable.................................       (95,278)        (167,514)
      Prepaid expenses and inventory......................        28,867          (24,999)
      Morning Star Estates development and cost of sales..       209,206          204,197
      Hidden Meadows development and cost of sales........        97,417
      Deferred development costs-other....................       (27,430)          18,451
      Accounts payable and accrued liabilities............    (1,052,716)         151,620
      Retentions payable..................................                        (69,543)
      Cost of land & net book value of building sold......       178,301
      Other...............................................         1,025           (2,999)
                                                             -----------      -----------
          Total adjustments...............................      (454,050)         157,948
                                                             -----------      -----------
Net cash provided (used) by operating activities..........      (318,276)          19,265
                                                             -----------      -----------

Cash flows from investing activities:
    Construction-in-progress..............................       (18,536)        (300,645)
    Capital expenditures..................................      (287,154)        (126,174)
                                                             -----------      -----------
Net cash used by investing activities.....................      (305,690)        (426,819)
                                                             -----------      -----------

Cash flows from financing activities:
    Proceeds from bank note payable.......................       658,504
    Principal payments on bank note payable...............      (150,000)
                                                             -----------      -----------
Net cash provided by financing activities.................       508,504
                                                             -----------      -----------
Net decrease in cash and cash equivalents.................      (115,462)        (407,554)
Cash and cash equivalents-beginning of period.............       373,723        3,446,593
                                                             -----------      -----------
Cash and cash equivalents-end of period...................   $   258,261      $ 3,039,039
                                                             ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 6


UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 1995 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant").

B.  Management's Representation

The consolidated balance sheet as of March 31, 1996, the consolidated statement of operations for the three month periods ended March 31, 1996 and 1995 and the consolidated statement of cash flows for the three month periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996 and for all periods presented have been made.

NOTE 2  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to apply the current stock based compensation methods pursuant to APB 25 and to furnish the additional disclosures required by SFAS No. 123. The Company also adopted, as of January 1, 1996, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. The adoption of SFAS No. 121 has no impact on the Company's financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 7


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


Liquidity and Capital Resources

Real Estate
- -----------

During the first quarter of 1996, the Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") finalized the sale of the one remaining unsold lot in the Morning Star Estates subdivision. Blue Ledge recognized a profit of $184,702 on the gross sale of $387,000. The cash proceeds from this lot sale were used to fund some of the Company's other operations.

Blue Ledge sold one lot in the Hidden Meadows subdivision during the first three months of 1996. Blue Ledge recognized a profit of $152,262 on the gross sale of $300,000. The cash proceeds from this lot sale were used to repay bank notes and fund other Company operations. Blue Ledge currently has five additional lots in the Hidden Meadows subdivision under contract to sell and expects to close these sales during the second quarter of 1996. Blue Ledge accepted a total of $103,000 on three of those sales contracts during 1995 and those deposits are reflected on the Company's balance sheet as deferred revenue. It is anticipated that the cash proceeds from these future sales will be used to repay bank notes and fund the Company's other operations.

Capital Expenditures
- --------------------

The Company incurred capital expenditures of approximately $305,690 during the first three months of 1996, primarily for equipment used in its mine maintenance activities and for facilities and equipment used in the mine tour activities conducted by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"). The Company does not anticipate similar expenditures during the remainder of 1996.

Cash Flow Analysis
- ------------------

The Company's unrestricted cash balance decreased $115,462 during the first three months of 1996, leaving a cash balance of $258,261 as of March 31, 1996. The cash balance decreased due to use of cash in the Company's capital expenditures, construction-in-progress and operations. The Company will use a portion of the March 31, 1996 cash balance along with a portion of the proceeds from future real estate sales and receipts from Silver Mine Adventure to fund its future operations. The Company has secured bank financing which it can draw upon to supplement its cash flows if the need arises. The Company believes that its existing capital resources, cash flows from operations and supplemental borrowings are sufficient to meet its anticipated operating requirements for 1996.


Results of Operations

1996 Compared with 1995
- -----------------------

During the first three months of 1996, Blue Ledge sold the one remaining Morning Star Estates lot for total gross proceeds of $387,000 and recognized a profit of $184,702 or 48% on the sale. During the first quarter of 1995, the Company sold one lot in the Morning Star Estates subdivision for total gross proceeds of $550,000 and recognized a profit of $291,676 or 53% on the sale.

As previously stated under the Liquidity and Capital Resources - Real Estate section, Blue Ledge sold one lot in the Hidden Meadows subdivision for a profit of $152,262 or 51% of the gross sales price during the first quarter of 1996. The Hidden Meadows subdivision did not receive its final approval for development until April of 1995 and, therefore, no sales were transacted during the first quarter of 1995.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 8


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


Silver Mine Adventure opened the mine tour attraction to the public in December, 1995 and the tour has been well received by visitors. During the first three months of 1996, Silver Mine Adventure generated revenue of $302,607 and incurred $541,594 in expenses. The expenses incurred reflect some one-time/non-recurring marketing costs which are not anticipated to continue. The Company expects increased numbers of visitors to the tour as a result of projected increases in group tour bookings and increased tourism during the summer months. The Company believes that Silver Mine Adventure will cover its direct operating costs in 1996 and contribute to the Company's cash flows in the future.

The Company occasionally sells land and improvements outside of its development areas as such opportunities occur. The Company made one such sale during the
first quarter of 1996 for gross proceeds of $950,000.   After deducting the cost
of land and the net book value of the building sold of $179,959, the Company recognized a profit of $770,041 or 81% on the sale.

The Company's interest income decreased 96% during the first three months of 1996, when compared with the first three months of 1995. The decrease in interest income is due to smaller cash balances available for investment and lower interest rates offered on investments during 1996.

The amount of royalty and rental income to be received in 1996 is expected to be substantially unchanged from the amount received in 1995. The decrease of 10% for the three months ended March 31, 1996 represents an adjustment of prior period estimates.

During the first quarter of 1996, the Company did not perform any contract
services work.   However, the Company received $58,408 for contract services
during the first quarter of 1995.   The Company anticipates performing contract
services work commencing in the second quarter of 1996.

General and administrative expense increased 18% during 1996, when compared with 1995. The increase is primarily due to increased staff and increased costs associated with research on various projects for possible future development or operations.

During the first quarter of 1996, the Company incurred legal fees of $18,916 in connection with the Resort Litigation to dispose of the remaining aspects of this litigation. This litigation was dismissed with prejudice in 1995 (refer to the Company's 1995 Annual Report to Stockholders for a more complete description). During the first quarter of 1995, the Company incurred legal fees of $49,872 in connection with this litigation.

The Company's mine maintenance and administrative costs increased approximately 24% during the first quarter of 1996 when compared with the first quarter of 1995. The Company incurred increased labor and material costs for mine maintenance due to intensified efforts in its tunnel maintenance activities.

Charges for depreciation increased 175% during the first three months of 1996 when compared with the same period in 1995. This increase is a result of additional capital assets used in the Company's operations, primarily associated with the mine tour attraction operated by Silver Mine Adventure.

The Company incurred interest in the amount of $7,411 on bank borrowings used to fund its operations during the first quarter of 1996. The Company did not make such borrowings during the same period of 1995.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 1996
                                                                          Page 9

                                   PART II.
                               OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this Form 10-QSB. No exhibits are required to be filed with this Form 10-QSB.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        United Park City Mines Company
         ------------------------------------------------------------
                                 (Registrant)



      /s/ Edwin L. Osika, Jr.                       /s/ Dale J. Harrisons
- --------------------------------------   ---------------------------------------
        Edwin L. Osika, Jr.                         Jr. Dale J. Harrison
     Executive Vice President,                           Controller
      Secretary, and Treasurer                 (Principal Accounting Officer)
  (Principal Financial Officer and
      Duly Authorized Officer)



Date:  May 13, 1996
       ------------