Form 10QSB
period 1996-06-30
UNITED PARK CITY MINES CO
filed 1996-08-14
CIK 101424

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                  FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of theSecurities Exchange Act of 1934 for the Quarterly Period ended
     JUNE 30, 1996 or
     -------------
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
     ___________ to ___________

Commission File Number:      1-3753
                         --------------


                        UNITED PARK CITY MINES COMPANY
- --------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


            Delaware                                         87-0219807
- --------------------------------                --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization.)                        Identification No.)


   P. O. Box 1450, Park City, Utah                             84060
- ----------------------------------------        --------------------------------
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
 Yes  X   No    .
     ---     ---

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   2,721,418

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 2



                         PART I - FINANCIAL INFORMATION
                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                             June 30,
                                               1996
                                            ----------

ASSETS:
Cash and cash equivalents...............    $  157,537
Accounts receivable.....................        51,464
Prepaid expenses........................       114,087
Material and supplies inventories.......       100,498
Deferred income taxes...................       475,202
Other...................................        27,001
                                            ----------
                                               925,789
                                            ----------

Real Estate:
  Hidden Meadows development............     2,604,797
  Deferred development costs............       787,391
                                            ----------
                                             3,392,188
                                            ----------

Property and Equipment:
  Mine shaft, buildings, and equipment..     4,146,680
  Mine tour attraction..................     4,642,135
  Construction-in-progress..............        73,666
  Resort facilities.....................        58,077
  Less accumulated depreciation.........    (3,696,513)
                                            ----------
                                             5,224,045

Land less accumulated depletion of
 $1,062,190.............................     7,492,223
Water rights............................       400,000
                                            ----------
                                            13,116,268
                                            ----------
Total assets............................   $17,434,245
                                           ===========

The accompnaying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 3


                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                       June 30,
                                                         1996
                                                     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable................................... $    671,057
Accrued liabilities................................      182,964
Deferred  revenue..................................          500
Bank notes payable.................................      815,330
                                                     ------------

  Total liabilities................................    1,669,851
                                                     ------------


Stockholders' equity:
  Common stock, $.01 par value:
    Authorized:  3,750,000 shares
    Issued:  2,701,544 shares......................       27,015
  Capital in excess of par value...................   31,126,187
  Accumulated deficit..............................  (15,205,024)
                                                     ------------
                                                      15,948,178

  Less cost of treasury stock - 1,294
   shares..........................................     (183,784)

  Total stockholders' equity.......................   15,764,394

Total liabilities and stockholders' equity......... $ 17,434,245
                                                     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 4


                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                          For Three Months Ended    For Six Months Ended
                                          -----------------------   ----------------------
                                           June 30,     June 30,     June 30,     June 30,
                                             1996         1995         1996         1995
                                          ---------    ----------   ---------     --------
Revenues:
 Lot sales-Morning Star Estates.........               $1,002,750  $  387,000   $1,552,750
 Lot sales-Hidden Meadows...............  $  455,000                  755,000
 Mine tour attraction...................     318,372                  620,979
 Sale of land and building..............                              950,000
 Sale of land...........................      25,000                   25,000
 Contract services......................      34,945       58,065      34,945      116,473
 Interest...............................       1,170       32,425       2,990       77,770
 Royalties and rentals..................      47,863       44,313     145,983      153,381
 Other..................................     114,292      750,178     115,719      750,312
                                          ----------   ----------   ---------    ---------
                                             996,642    1,887,731   3,037,616    2,650,686
                                           ----------   ----------  ----------   ----------
Expenses:
 Cost of lot sales and selling
  expense-Morning Star Estates..........                  625,063     202,298      883,387

 Cost of lot sales and selling expense-
  Hidden Meadows........................     238,947                  386,685

 Mine tour attraction...................     497,383                1,038,978
 Cost of land and building sold.........                              179,959
 Cost of land sold......................       4,902                    4,902
 General and administrative costs.......     326,917      306,721     613,417      549,027
 Litigation costs.......................         290       64,677      19,206      114,549
 Mine maintenance and administrative
  costs.................................     261,331      141,394     575,557      394,140

 Contract services costs................      28,751       48,692      28,751       97,365
 Depreciation...........................     142,682       49,134     279,240       98,851
 Interest...............................      10,619                   18,030
                                          ----------   ----------  ----------   ----------
                                           1,511,822    1,235,681   3,347,023    2,137,319
                                          ----------   ----------  ----------   ----------
Income (loss) before income tax.........  $ (515,180)  $  652,050  $ (309,407)  $  513,367

 Income tax benefit.....................      70,000
                                          ----------   ----------  ----------   ----------
Net income (loss).......................  $ (445,180)  $  652,050  $ (309,407)  $  513,367
                                          ==========   ==========  ==========   ==========
Net income (loss) per share.............      $(0.16)       $0.24      $(0.13)       $0.19

Weighted average number of shares
 outstanding............................   2,721,418    2,701,544   2,721,418    2,701,544


  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 5

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                            For Six Months Ended
                                           ----------------------
                                            June 30,    June 30,
                                              1996        1995
                                           ----------  ----------
Cash flows from operating activities:
  Net income (loss).....................   $ (309,407) $  513,367
                                           ----------  ----------
  Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
     Depreciation.......................      279,240      98,851
     Water rights.......................                 (400,000)
     Increase (decrease) from changes in:
      Restricted cash...................                     (982)
      Accounts receivable...............       (5,810)   (182,704)
      Prepaid expenses and inventory....      112,437     (14,280)
      Deferred development costs-other..      (70,497)    825,550
      Morning Star Estates development..      209,206     708,622
      Hidden Meadows development........      161,770    (633,377)
      Accounts payable and accrued
       liabilities......................     (817,676)    172,488
      Customer deposit and deferred
       revenue..........................     (102,500)
      Retentions payable................                  (69,543)
      Cost of land and net book value
       of building sold.................      183,203
      Other.............................       (3,244)
                                           ----------  ----------
          Total adjustments.............      (53,871)    504,625
                                           ----------  ----------
Net cash provided (used) by operating
 activities.............................     (363,278)  1,017,992
                                           ----------  ----------
Cash flows from investing activities:
  Construction-in-progress..............      (27,796) (1,009,215)
  Capital expenditures..................     (341,527)   (222,592)
                                           ----------  ----------
Net cash used by investing activities...     (369,323) (1,231,807)
                                           ----------  ----------
Cash flows from financing activities:
  Proceeds from bank note payable.......    1,012,415
  Principal payments on bank note
   payable..............................     (496,000)
                                           ----------  ----------
Net cash provided by financing
 activities.............................      516,415
                                           ----------  ----------
Net decrease in cash and cash
 equivalents............................     (216,186)   (213,815)

Cash and cash equivalents-beginning of
 period.................................      373,723   3,446,593
                                           ----------  ----------
Cash and cash equivalents-end of period.   $  157,537  $3,232,778
                                           ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 6


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

B.  Management's Representation

The consolidated balance sheet as of June 30, 1996, the consolidated statement of operations for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statement of cash flows for the six month periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented have been made.

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

NOTE 3  RECLASSIFICATIONS

Certain amounts from 1995 have been reclassified to conform to the current year's presentation. These reclassifications have no effect on net loss, total assets, total liabilities or stockholders' equity.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 7


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Real Estate
- -----------

The Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") finalized the sale of the one remaining unsold lot in the Morning Star Estates subdivision during the first six months of 1996. Blue Ledge recognized a profit of $184,702 on the gross sale of $387,000. The cash proceeds from this lot sale were used to fund some of the Company's other operations.

During the first six months of 1996, Blue Ledge sold three lots in the Hidden Meadows subdivision and recognized a profit of $368,315 on the gross sales of $755,000. The cash proceeds from these lot sales were used to repay bank notes and fund other Company operations. Blue Ledge closed the sales of two additional lots in the Hidden Meadows subdivision during July and August of
1996.   It is anticipated that the cash proceeds from these sales and future sales will be used to repay bank notes and fund the Company's other operations.

Capital Expenditures
- --------------------

The Company incurred capital expenditures of approximately $369,323 during the first six months of 1996, primarily for facilities and equipment used in the mine tour activities conducted by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure") and for equipment used in its mine maintenance activities. The Company does not anticipate similar expenditures during the remainder of 1996.

Silver Mine Adventure
- ---------------------

Silver Mine Adventure opened the mine tour attraction to the public in December, 1995 and over 57,000 visitors have experienced the tour as of the end of June, 1996. The Silver Mine Adventure generated revenue of $620,979 through June 30, 1996. The cash proceeds from this revenue were used to partially fund some of the tour's operations. The Company anticipates that the cash flows from future Silver Mine Adventure revenues will be used to fund the tour's operations.

Cash Flow Analysis
- ------------------

The Company's unrestricted cash balance decreased $216,186 during the first six months of 1996, leaving a cash balance of $157,537 as of June 30, 1996. The cash balance decreased due to use of cash in the Company's capital expenditures, construction-in-progress, reduction of accounts payable and operations. The Company will use a portion of the June 30, 1996 cash balance along with a portion of the proceeds from future real estate sales and receipts from Silver Mine Adventure to fund its future operations. The Company has secured bank financing which it can draw upon to supplement its cash flows if the need arises. The Company believes that its existing capital resources, cash flows from operations and supplemental borrowings are sufficient to meet its anticipated operating requirements for 1996.

RESULTS OF OPERATIONS

1996 Compared with 1995
- -----------------------

During the first six months of 1996, Blue Ledge sold the one remaining Morning Star Estates lot for total gross proceeds of $387,000 and recognized a profit of $184,702 or 48% on the sale. During the first six

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 8


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

months of 1995, the Company sold two lots in the Morning Star Estates subdivision for total gross proceeds of $1,552,750 and recognized a profit of $669,363 or 43% on the sales.

Blue Ledge sold three lots in the Hidden Meadows subdivision for a profit of $368,315 or 49% of the gross sales price of $755,000 during the first half of 1996. The Hidden Meadows subdivision did not receive its final approval for development until April of 1995 and no sales were transacted during the first half of 1995.

During the first six months of 1996, Silver Mine Adventure generated revenue of $620,979 and incurred $1,038,978 in expenses. These expenses include some one-time/non-recurring marketing costs which are not anticipated to continue throughout 1996. The Silver Mine Adventure has experienced increased numbers of visitors to the tour as a result of increases in group tour bookings and increased tourism during the summer months. During the first half of 1996, the Silver Mine Adventure had over 57,000 visitors or an average of approximately 313 visitors per day. During the month of July, 1996, the Silver Mine Adventure had an additional 20,000 visitors or an average of approximately 631 visitors per day. The Company believes that the Silver Mine Adventure will cover its direct operating costs in 1996 and contribute to the Company's cash flows in the future.

The Company occasionally sells land and improvements outside of its development areas as such opportunities occur. The Company made one such sale during the
first quarter of 1996 for gross proceeds of $950,000.   After deducting the cost
of land and the net book value of the building sold of $179,959, the Company recognized a profit of $770,041 or 81% on the sale. During the second quarter of 1996, the Company made one additional such sale for gross proceeds of $25,000 and, after deducting the cost of land and selling expenses, recognized a profit of $20,098 or 80% on the sale.

Interest income decreased 96% during the first two quarters of 1996, when compared with the first two quarters of 1995. The decrease in interest income is due to smaller cash balances available for investment and lower interest rates offered on investments during 1996.

The Company received $34,945 for contract services during the second quarter of 1996. During the first quarter of 1996, the Company did not perform any
contract services work.   However, the Company received $116,473 for contract
services during the first and second quarters of 1995.

The substantial decrease in other revenues during the first half of 1996, when compared to the first half of 1995, is the direct result of a one-time settlement in 1995 with a third party of costs related to tunnel maintenance work. The settlement was a non-recurring event.

General and administrative expense increased 12% during 1996, when compared with 1995. The increase is primarily due to increased staff and increased costs associated with general operations.

During the first six months of 1996, the Company incurred legal fees of $19,206 in connection with the Resort Litigation to dispose of the remaining aspects of this litigation. This litigation was dismissed with prejudice in 1995 (refer to the Company's 1995 Annual Report to Stockholders for a more complete description). During the first six months of 1995, the Company incurred legal fees of $114,549 in connection with this litigation.

Increased labor and material costs resulted in an increase in mine maintenance and administrative costs of approximately 46% during the first half of 1996 when compared with the first half of 1995. The increase in such costs is due to the Company's intensified efforts in its tunnel maintenance activities.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                          Page 9


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


Charges for depreciation increased 183% during the first six months of 1996 when compared with the same period in 1995. This increase is a result of additional capital assets used in the Company's operations, primarily associated with the mine tour attraction operated by Silver Mine Adventure.

The Company incurred interest in the amount of $18,030 on bank borrowings used to fund its operations during the six months ended June 30, 1996. The Company did not make such borrowings during the same period of 1995.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                         Page 10


                                    PART II.
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held May 29, 1996, votes were cast as follows for the election of directors:

                                   FOR     WITHHELD
- ---------------------------------------------------
Alan L. Gordon                  2,469,349    10,220
- ---------------------------------------------------
Joseph S. Lesser                2,470,343     9,226
- ---------------------------------------------------
Edwin L. Osika, Jr.             2,469,358    10,211
- ---------------------------------------------------
William H. ("Hank") Rothwell    2,469,464    10,105
- ---------------------------------------------------

No other matters were submitted to be voted upon by the stockholders.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule for electronic filers is filed with this Form 10-QSB pursuant to Item 601(c) of Regulation S-B.

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1996
                                                                         Page 11



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
                        --------------------------------
                                  (Registrant)



    /s/ Edwin L. Osika, Jr.                       /s/ Dale J. Harrison
   ------------------------                     ------------------------
      Edwin L. Osika, Jr.                             Dale J. Harrison
   Executive Vice President,                            Controller
   Secretary, and Treasurer                      (Chief Accounting Officer)
(Principal Financial Officer and
    Duly Authorized Officer)


Date: August 13, 1996
      ---------------