Form 10QSB
period 1996-09-30
UNITED PARK CITY MINES CO
filed 1996-11-14
CIK 101424

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                  FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended
     SEPTEMBER 30, 1996 or
     ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
      ___________ to ____________

Commission File Number              1-3753
                       --------------------------------


                        UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


          Delaware                                         87-0219807
---------------------------------------- ---------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization.)                        Identification No.)


    P.O. Box 1450, Park City, Utah                             84060
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (801) 649-8011
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 2

                         PART I - FINANCIAL INFORMATION
                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                             September 30,
                                                                 1996
                                                             -------------
ASSETS:
Cash and cash equivalents............................        $    116,937
Accounts receivable..................................              15,770
Prepaid expenses.....................................             113,059
Material and supplies inventory......................              96,688
Deferred income taxes................................             475,202
Other................................................              27,001
                                                             -------------
                                                                  844,657
                                                             -------------

Real Estate:
  Hidden Meadows development.........................           2,369,534
  Deferred development costs.........................             834,493
                                                             -------------
                                                                3,204,027
                                                             -------------

Property and Equipment:
  Mine shaft, buildings, and equipment...............           4,186,683
  Mine tour attraction...............................           4,708,144
  Construction-in-progress...........................             151,368
  Resort facilities..................................              58,077
  Less accumulated depreciation......................          (3,835,744)
                                                             -------------
                                                                5,268,528
                                                             -------------

Land less accumulated depletion of $1,062,190........           7,492,223
Water Rights.........................................             400,000
                                                             -------------
                                                               13,160,751
                                                             -------------

Total assets.........................................        $ 17,209,435
                                                             =============

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 3

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                September 30,
                                                                    1996
                                                                -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable............................................    $   715,562
Accrued liabilities.........................................        247,906
Deferred revenue............................................            250
Bank notes payable..........................................        783,120
                                                                -------------
  Total liabilities.........................................      1,746,838
                                                                -------------



Stockholders' equity:
   Common stock, $.01 par value:
     Authorized:  3,750,000 shares
     Issued:  2,701,544 shares..............................         27,015
   Capital in excess of par value...........................     31,126,187
   Accumulated deficit......................................    (15,506,821)
                                                                -------------
                                                                 15,646,381

   Less cost of treasury stock - 1,294 shares...............       (183,784)
                                                                -------------
   Total stockholders' equity...............................     15,462,597


Total liabilities and stockholders' equity..................    $17,209,435
                                                                =============


  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 4


                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                           For Three Months Ended    For Nine Months Ended
                                           ----------------------    ----------------------
                                           Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                             1996         1995         1996         1995
                                           ---------   ----------   ----------   ----------
Revenues:
 Lot sales-Morning Star Estates.........                            $  387,000   $1,552,750
 Lot sales-Hidden Meadows...............  $  710,000   $  717,200    1,465,000      717,200
 Mine tour attraction...................     545,102                 1,166,081
 Sale of land and building..............                               950,000
 Sale of land...........................                                25,000
 Contract services......................      15,385          389       50,330      116,862
 Interest...............................         631       59,201        3,621      136,971
 Royalties and rentals..................       4,450          259      150,433      153,640
 Other..................................       9,486          353      125,205      750,665
                                           ---------   ----------    ---------    ---------
                                           1,285,054      777,402    4,322,670    3,428,088
                                           ---------   ----------    ---------    ---------

Expenses:
 Cost of lot sales and selling
  expense-Morning Star Estates..........                      721      202,298      911,382

 Cost of lot sales and selling
  expense-Hidden Meadows................     380,039      377,902      766,724      377,902

 Mine tour attraction...................     575,017                 1,613,995
 Cost of land and building sold.........                               179,959
 Cost of land sold......................                                 4,902
 General and administrative costs.......     243,729      351,644      857,147      873,397
 Litigation costs.......................                   24,231       19,206      138,780
 Mine maintenance and administrative
  costs.................................     214,665      277,692      790,222      671,832
 Contract services costs................      13,714        2,779       42,465      100,144
 Depreciation...........................     139,698       47,907      418,937      146,758
 Interest...............................      19,989                    38,019
                                           ---------    ---------    ---------    ---------
                                           1,586,851    1,082,876    4,933,874    3,220,195
                                           ---------    ---------    ---------    ---------

Net income (loss).......................  $ (301,797)  $ (305,474)  $ (611,204)  $  207,893
                                           =========    =========    =========    =========
Net income (loss) per share.............      $(0.11)      $(0.11)      $(0.23)       $0.08
                                           =========    =========    =========    =========
Weighted average number of shares
 outstanding............................   2,721,418    2,700,325    2,721,418    2,700,325
                                           =========    =========    =========    =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 5

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                            For Nine Months Ended
                                          -------------------------
                                           Sept. 30,    Sept. 30,
                                             1996          1995
                                          -----------  ------------
Cash flows from operating activities:
  Net income (loss).....................  $ (611,204)  $   207,893
                                          -----------  ------------
  Adjustments to reconcile net income
   (loss) to net cash used by
    operating activities:
     Depreciation.......................     418,937       146,758
     Water rights.......................                  (400,000)
     Increase (decrease) from changes
      in:
      Restricted cash...................                  (957,392)
      Accounts receivable...............      29,884        (8,372)
      Prepaid expenses and inventory....     117,274      (125,438)
      Morning Star Estates development..     209,206       681,370
      Hidden Meadows development........     397,033    (2,582,000)
      Deferred development costs........    (117,599)      753,364
      Accounts payable and accrued          (708,229)      781,388
       liabilities......................
      Customer deposit and deferred         (102,750)
       revenue..........................
      Retentions payable................                   (69,543)
      Cost of land and net book value        183,203
       of building sold.................
      Other.............................      (3,244)
                                          -----------  ------------
          Total adjustments.............     423,715    (1,779,865)
                                          -----------  ------------
Net cash used by operating activities...    (187,489)   (1,571,972)
                                          -----------  ------------
Cash flows from investing activities:
  Construction-in-progress..............    (105,498)   (2,147,821)
  Capital expenditures..................    (448,004)     (287,794)
                                          -----------  ------------
Net cash used by investing activities...    (553,502)   (2,435,615)
                                          -----------  ------------
Cash flows from financing activities:
  Proceeds from bank notes payable......   1,217,205     3,154,260
  Principal payments of bank notes
   payable..............................    (733,000)     (573,760)
                                          -----------  ------------
Net cash provided by financing
 activities.............................     484,205     2,580,500
                                          -----------  ------------

Net decrease in cash and cash
 equivalents............................    (256,786)   (1,427,087)
Cash and cash equivalents-beginning of
 period.................................     373,723     3,446,593
                                          -----------  ------------
Cash and cash equivalents-end of period.  $  116,937   $ 2,019,506
                                          ===========  ============


  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 6

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

B.  Management's Representation

The consolidated balance sheet as of September 30, 1996, the consolidated statement of operations for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statement of cash flows for the nine month periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented have been made.

NOTE 2  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to apply the current stock based compensation methods pursuant to APB 25 and to furnish the additional disclosures required by SFAS No. 123. The Company also adopted, as of January 1, 1996, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. The adoption of SFAS No. 121 has no material impact on the Company's financial statements.

NOTE 3  RECLASSIFICATIONS

Certain amounts from 1995 have been reclassified to conform to the current year's presentation. These reclassifications have no effect on net loss, total assets, total liabilities or stockholders' equity.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Real Estate
-----------

During the first nine months of 1996, the Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") sold six lots in the Hidden Meadows subdivision and recognized a profit of $698,276 on the gross sales of $1,465,000. The cash proceeds from these lot sales were used to repay bank notes and fund other Company operations. Blue Ledge expects to close the sales of two additional lots in the Hidden Meadows subdivision during November and
December of 1996.   It is anticipated that the cash proceeds from these sales
and future sales will be used to repay bank notes and fund the Company's other operations. The Company has not experienced the sales activity with the Hidden Meadows subdivision lots which it had anticipated and believes that the decreased sales activity is the result of a softer market for new real estate lots which all developers in the Park City, Utah area are currently experiencing.

Blue Ledge finalized the sale of the one remaining unsold lot in the Morning Star Estates subdivision during the first nine months of 1996. Blue Ledge recognized a profit of $184,702 on the gross sale of $387,000. The cash proceeds from this lot sale were used to fund some of the Company's other operations.

The Company is currently negotiating the sale of a tract of real estate outside of its development areas. This sale is expected to be in excess of $1,000,000 and is expected to close by the middle of December, 1996. It is anticipated that the cash proceeds from this future sale will be used to repay bank notes and additional borrowings, and fund the Company's other operations.

Capital Expenditures
--------------------

The Company incurred capital expenditures of approximately $553,502 during the first nine months ended September 30, 1996, primarily for facilities and equipment used in the mine tour activities conducted by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure") and for equipment used in its mine maintenance activities. The Company does not anticipate similar expenditures during the remainder of 1996.

Silver Mine Adventure
---------------------

Silver Mine Adventure opened the mine tour attraction to the public in December, 1995 and over 100,800 visitors have experienced the tour as of the end of September, 1996. The Silver Mine Adventure generated revenue of $1,166,081 through September 30, 1996. The cash proceeds from this revenue were used to partially fund some of the tour's operations. The Company anticipates that the cash flows from future Silver Mine Adventure revenues will also be used to fund the tour's operations.

The Silver Mine Adventure terminated its general manager and its agreement with its outside consultants during October, 1996 and has hired a new general manager for the mine tour attraction. The new general manager of the Silver Mine Adventure will assume his duties during November, 1996.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 8

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cash Flow Analysis
------------------

The Company's unrestricted cash balance decreased $256,786 during the nine month period ended September 30, 1996, leaving a cash balance of $116,937 as of September 30, 1996. The cash balance decreased due to use of cash in the Company's capital expenditures, construction-in-progress, and operations. The Company will use a portion of the September 30, 1996 cash balance along with a portion of the proceeds from future real estate sales, receipts from Silver Mine Adventure and additional borrowings to fund its future operations. The Company has secured bank financing which it has drawn upon to supplement its cash flows and will have to secure additional borrowings to supplement its cash requirements. The Company believes that its existing capital resources, cash flows from operations and supplemental borrowings will be sufficient to meet its anticipated operating requirements for the balance of 1996.

RESULTS OF OPERATIONS

1996 Compared with 1995
-----------------------

During the nine month period ended September 30, 1996, Blue Ledge sold the one remaining Morning Star Estates lot for total gross proceeds of $387,000 and recognized a profit of $184,702 or 48% on the sale. During the same period of 1995, Blue Ledge sold two lots in the Morning Star Estates subdivision for total gross proceeds of $1,552,750 and recognized a profit of $669,363 or 43% on the sales.

Blue Ledge sold six lots in the Hidden Meadows subdivision for a profit of $698,276 or 48% of the gross sales price of $1,465,000 during the nine month
period ended September 30, 1996.   The Hidden Meadows subdivision did not
receive its final approval for development until April of 1995 and during the third quarter of 1995, Blue Ledge sold three lots in the Hidden Meadows subdivision for gross proceeds of $717,200 and recognized a profit of $339,298 or 47% on these sales.

The Silver Mine Adventure generated revenue of $1,166,081 and incurred $1,613,995 in cash expenses during the nine month period ended September 30, 1996. These expenses include several one-time/non-recurring marketing costs and costs for consultants associated with the operation which are not anticipated to continue in the future. The Silver Mine Adventure has experienced increased numbers of visitors to the tour as a result of increases in group tour bookings and increased tourism during the summer months. During the first three quarters of 1996, the Silver Mine Adventure had over 100,800 visitors. The Company believes that the Silver Mine Adventure will cover its direct operating costs in 1997 and will contribute to the Company's cash flows in the future.

The Company occasionally sells land and improvements outside of its development areas as such opportunities occur. The Company made one such sale during the
first quarter of 1996 for gross proceeds of $950,000.   After deducting the cost
of land and the net book value of the building sold of $179,959, the Company recognized a profit of $770,041 or 81% on the sale. During the second quarter of 1996, the Company made one additional such sale for gross proceeds of $25,000 and, after deducting the cost of land and selling expenses, recognized a profit of $20,098 or 80% on the sale. As previously mentioned under "Real Estate" in the "Liquidity and Capital Resources" section, the Company is negotiating the sale of one such additional tract of land which is expected to close during the fourth quarter of 1996.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                          Page 9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During the first three quarters of 1996, interest income decreased 98% when compared with the first three quarters of 1995. The decrease in interest income is due to smaller cash balances available for investment and lower interest rates offered on investments during 1996.

The Company received $50,330 for contract services during the nine month period ended September 30, 1996. During the first quarter of 1996, the Company did not
perform any contract services work.   However, the Company received $116,862 for
contract services during the first three quarters of 1995.

Other revenues decreased substantially during the first three quarters of 1996, when compared to the same period in 1995. The decrease is the direct result of a one-time settlement in 1995 with a third party of costs related to tunnel maintenance work. The settlement was a non-recurring event.

During the first nine months of 1996, the Company incurred legal fees of $19,206 in connection with the Resort Litigation to dispose of the remaining aspects of this litigation. This litigation was dismissed with prejudice in 1995 (refer to the Company's 1995 Annual Report to Stockholders for a more complete description). During the first nine months of 1995, the Company incurred legal fees of $138,780 in connection with this litigation.

Increased labor and material costs resulted in an increase in mine maintenance and administrative costs of approximately 18% during the first three quarters of 1996 when compared with the first three quarters of 1995. The increase in such costs is due to the Company's intensified efforts in its tunnel maintenance activities.

Charges for depreciation increased 185% during the first nine months of 1996 when compared with the first nine months of 1995. This increase is a result of additional capital assets used in the Company's operations, primarily associated with the mine tour attraction operated by Silver Mine Adventure.

The Company incurred interest in the amount of $38,019 on bank borrowings used to fund its operations during the nine month period ended September 30, 1996. The Company did not make such borrowings during the same period of 1995.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                         Page 10


                                    PART II.
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

STEVEN MEGUR AND SUSAN MEGUR V. UNITED PARK CITY MINES COMPANY, BLUE LEDGE
--------------------------------------------------------------------------
CORPORATION, COLEMAN LAND COMPANY, INC., ET AL., Civil No. 94-CV-1026 B, United
------------------------------------------------
States District Court for the District of Utah

On October 31, 1996, the United States District Court for the District of Utah entered an Order regarding the Motions for Summary Judgement filed by defendants United Park City Mines Company, Blue Ledge Corporation, and Coleman Land Company, Inc., which motions were argued at a hearing held on August 28, 1996. The Court granted the Motions for Summary Judgment of defendants United Park City Mines Company and Coleman Land Company, Inc. and dismissed these defendants from the suit. The Court denied Blue Ledge Corporation's Motion for Summary Judgment and has scheduled the matter for trial on November 18, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule for electronic filers is filed with this Form 10-QSB pursuant to Item 601(c) of Regulation S-B.

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1996
                                                                         Page 11


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        United Park City Mines Company
                   ----------------------------------------
                                 (Registrant)


     /S/ Edwin L. Osika, Jr.                        /S/ Dale J. Harrison
-----------------------------------          -----------------------------------
       Edwin L. Osika, Jr.                             Dale J. Harrison
    Executive Vice President                              Controller
    Secretary, and Treasurer                        (Chief Accounting Officer)
(Principal Financial Officer and
     Duly Authorize Officer)


Date:  November 14, 1996
       -----------------