Form 10KSB
period 1996-12-31
UNITED PARK CITY MINES CO
filed 1997-04-15
CIK 101424

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

[X]     Annual Report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31,
                                                       ------------
        1996 or
        ----

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________


                                Commission file number       1-3753
                                                             ------

                         UNITED PARK CITY MINES COMPANY
                         ------------------------------
                 (Name of small business issuer in its charter)


                  Delaware                                 87-0219807
-------------------------------------------      -----------------------------
      (State or other jurisdiction of                 (I. R. S. Employer
      incorporation or organization)                  Identification No.)

            P. O. Box 1450
            Park City, Utah                                 84060
-------------------------------------------     ------------------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code           (801) 649-8011
                                                         --------------

Securities registered under Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
-----------------------------------  -----------------------------------------
   Common Stock, $0.01 Par Value              New York Stock Exchange


          Securities Registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                -----

         Issuer's revenues for its most recent fiscal year.  $6,246,935
                                                             ----------

Based on the closing sales price on March 17, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $33,414,431. For purposes of this computation, voting stock directly held by officers and directors of the registrant has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 2,700,325 on March 17, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of United Park City Mines Company's 1996 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-KSB. The definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, is incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes   No   X
                                                              ---    ---

                            Exhibit Index on Page 4

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1996
Page 2


PART I

Item 1.  Description of Business

Information concerning the Business of the Registrant is incorporated herein by reference from pages 2 through 6 of the Registrant's 1996 Annual Report to Stockholders under the heading "Business and Properties."

Item 2.  Description of Property

Information concerning the Properties of the Registrant is incorporated herein by reference from pages 2 through 6 of the Registrant's 1996 Annual Report to Stockholders under the heading "Business and Properties."

Item 3.  Legal Proceedings

Information concerning the Legal Proceedings of the Registrant is incorporated herein by reference from pages 7 through 8 of the Registrant's 1996 Annual Report to Stockholders under the heading "Legal Proceedings."

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Information concerning the Market for the Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference from page 8 of the Registrant's 1996 Annual Report to Stockholders under the heading "Market For United Park's Stock."

Item 6.  Management's Discussion and Analysis or Plan of Operation

Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from pages 9 through 13 of the Registrant's 1996 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.  Financial Statements

The consolidated financial statements, notes to consolidated financial statements, and the report of independent accountants are incorporated herein by reference from pages F-1 through F-14 of the Registrant's 1996 Annual Report to Stockholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1996
Page 3


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning the Directors and Executive Officers of the Registrant is incorporated herein by reference from page 2 of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Proposal #1-To Elect Four Directors to the Board of Directors."

Item 10.  Executive Compensation

Information concerning Executive Compensation of the Registrant's executive officers is incorporated herein by reference from pages 2 through 4 of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference from pages 4 and 5 of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 12.  Certain Relationships and Related Transactions

Information concerning Certain Relationships and Related Transactions of the Registrant is incorporated herein by reference from page 4 of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions."

Item 13.  Exhibits and Reports on Form 8-K

(a)       The following exhibits are filed with this Form 10-KSB pursuant to
          Item 601 of Regulation S-B:

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1996
Page 4


--------------------------------------------------------------------------------
   Reg. S-B                                                          Sequential
   Reference                                                            Page
    Number                      Document                               Number
--------------------------------------------------------------------------------
      3.1    Restated Certificate of Incorporation, as amended             (1)
             by Certificate of Amendment of Restated Certificate
             of Incorporation
--------------------------------------------------------------------------------
      3.2    Amendment to Restated Certificate of Incorporation            (2)
             filed in Delaware on December 19, 1990
--------------------------------------------------------------------------------
      3.3    Amendment to Restated Certificate of Incorporation            (5)
             filed in Delaware on September 8, 1993
--------------------------------------------------------------------------------
      3.4    Amendment to Restated Certificate of Incorporation            (7)
             filed in Delaware on August 25, 1995
--------------------------------------------------------------------------------
      3.5    Bylaws                                                        (1)
--------------------------------------------------------------------------------
     10.1    Purchase Agreement dated January 1, 1971 between              (1)
             United Park City Mines Company and Greater Park City
             Company (formerly Treasure Mountain Resort Company),
             as amended by First Amendment to Purchase Agreement
             dated June 11, 1971, Second Amendment to Purchase
             Agreement dated March 30, 1972, Third Amendment to
             Purchase Agreement dated April 2, 1975, and Fourth
             Amendment to Purchase Agreement dated July 1, 1975
--------------------------------------------------------------------------------
     10.2    Memorandum of Agreement dated June 23, 1975 among             (1)
             United Park City Mines Company, Greater Park City
             Company, Unionamerica, Inc., Royal Street Corporation,
             Morgan Guaranty Trust Company of New York as Trustee,
             The Fidelity Bank as Trustee, and Alpine Meadows of
             Tahoe, Inc.
--------------------------------------------------------------------------------
     10.3    Substituted Escrow Agreement dated October 11, 1975           (1)
             among United Park City Mines Company, Greater Park
             City Company, Royal Street Land Company, Greater
             Properties, Inc., Park Properties, Inc., and First
             Security Bank of Utah, as trustee and escrow agent, as
             amended by Amendment to Substituted Escrow Agreement
             dated October 1, 1979
--------------------------------------------------------------------------------
     10.4    Acquisition Agreement dated October 11, 1975 between          (1)
             Greater Park City Company and Royal Street Land
             Company
--------------------------------------------------------------------------------
     10.5    Resort Area Lease dated January 1, 1971 between United        (1)
             Park City Mines Company and Greater Park City Company,
             as amended by Amendment to Resort Area Lease dated
             May 1, 1975 and Second Amendment to Resort Area Lease
             dated June 19, 1980, and Third Amendment to Resort Area
             Lease dated December 12, 1980
--------------------------------------------------------------------------------
     10.6    Crescent Ridge Lease dated January 1, 1971 between            (1)
             United Park City Mines Company and Greater Park City
             Company, as amended by Crescent Ridge Lease dated
             May 1, 1975
--------------------------------------------------------------------------------
     10.7    Deer Valley Lease dated January 1, 1971 between United        (1)
             Park City Mines Company and Greater Park City Company,
             as amended by Deer Valley Lease dated May 1, 1975, and
             Amendment to Deer Valley Lease dated May 21, 1979 and
             Second Amendment to Deer Valley Lease dated July 31, 1980
--------------------------------------------------------------------------------
     10.8    Water Rights Purchase Agreement dated January 1, 1971         (1)
             between United Park City Mines Company and Greater Park
             City Company, as amended by Amendment to Water Rights
             Purchase Agreement dated February 10, 1975 and Second
             Amendment to Water Rights Purchase Agreement dated
             July 1, 1975
--------------------------------------------------------------------------------
     10.9    Settlement Agreement and Release by and between United        (4)
             Park City Mines Company, Royal Street Land Company,
             Deer Valley Resort Company, Royal Street of Utah, Royal
             Street Development Company, and Wells Fargo Bank, N.A.
             dated November 6, 1992
--------------------------------------------------------------------------------
    10.10    Employment Agreement dated June 1, 1994 by and between        (6)
             United Park City Mines Company and Hank Rothwell
--------------------------------------------------------------------------------

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1996


--------------------------------------------------------------------------------
 Reg. S-B                                                             Sequential
 Reference                                                               Page
  Number                          Document                               Number
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 10.11   Incentive Stock Option Agreement dated June 27, 1994          (6)
         by and between United Park City Mines Company and Hank
         Rothwell
--------------------------------------------------------------------------------
 10.12   Incentive Stock Option Agreement dated August 2, 1994         (6)
         by and between United Park City Mines Company and
         Edwin L. Osika, Jr.
--------------------------------------------------------------------------------
 13.1    United Park City Mines Company's 1996 Annual Report           (7)
         to Stockholders
--------------------------------------------------------------------------------
 22.1    Subsidiaries of the Registrant                                (3)
--------------------------------------------------------------------------------


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

(b)          Reports on Form 8-K:
             Not Applicable

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNITED PARK CITY MINES COMPANY
                                              (Registrant)

 April 8, 1997                             /s/ Hank Rothwell
------------------        ------------------------------------------------
      Date                                  Hank Rothwell
                          President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         SIGNATURE                        CAPACITY                     DATE
    /s/ Alan L. Gordon                                            April 8, 1997
---------------------------                                     ----------------
       Alan L. Gordon                     Director                     Date

    /s/ Joseph S. Lesser                                          April 8, 1997
---------------------------                                     ----------------
       Joseph S. Lesser                   Director                     Date

    /s/ Hank Rothwell                                             April 8, 1997
---------------------------                                     ----------------
       Hank Rothwell             President, Chief Executive            Date
                                    Officer, and Director
    /s/ Edwin L. Osika, Jr.                                       April 8, 1997
---------------------------                                     ----------------
       Edwin L. Osika, Jr.        Executive Vice President,            Date
                                 Secretary, Treasurer, Chief
                               Financial Officer, and Director
    /s/ Dale J. Harrison                                          April 8, 1997
---------------------------                                     ----------------
       Dale J. Harrison         Controller, Chief Accounting           Date
                                           Officer
