Form 10QSB
period 1997-03-31
UNITED PARK CITY MINES CO
filed 1997-05-12
CIK 101424

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended
      MARCH 31, 1997 or
      --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
      _____________ to ____________

Commission File Number:      1-3753
                        --------------------------------------------------------


                        UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


          Delaware                                           87-0219807
--------------------------------                --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization.)                        Identification No.)


  P. O. Box 1450, Park City, Utah                              84060
----------------------------------------        --------------------------------
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

                                            March 31,
                                               1997
                                           -----------
ASSETS:
Cash and cash equivalents...............   $    70,291
Accounts receivable.....................       140,316
Prepaid expenses........................       190,187
Inventories.............................       131,603
Deferred income taxes...................       475,202
Other...................................        23,901
                                           -----------
                                             1,031,500
                                           -----------

Real Estate:
  Hidden Meadows development............     2,196,507
  Deferred development costs............       875,373
                                           -----------
                                             3,071,880
                                           -----------

Property and Equipment:
  Mine shaft, buildings, and equipment..     4,118,531
  Mine tour attraction..................     4,739,957
  Construction-in-progress..............       171,708
  Resort facilities.....................        58,077
  Less accumulated depreciation.........    (4,103,672)
                                           -----------
                                             4,984,601
                                           -----------

Land less accumulated depletion of
 $1,062,190.............................     7,218,716
Water Rights............................       400,000
                                           -----------
                                             7,618,716
                                           -----------

Total assets............................   $16,706,697
                                           ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                       March 31,
                                                         1997
                                                     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable..................................   $    652,719
Accrued liabilities...............................        375,432
Bank notes payable................................        795,580
                                                     ------------
  Total liabilities...............................      1,823,731
                                                     ------------




Stockholders' equity:
  Common stock, $.01 par value:
    Authorized:  3,750,000 shares
    Issued:  2,701,544 shares.....................         27,015
  Capital in excess of par value..................     31,126,187
  Accumulated deficit.............................    (16,086,452)
                                                     ------------
                                                       15,066,750
  Less cost of treasury stock - 1,294 shares......       (183,784)
                                                     ------------
  Total stockholders' equity......................     14,882,966
                                                     ------------
Total liabilities and stockholders' equity........   $ 16,706,697
                                                     ============


  The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                           For Three Months Ended
                                           -----------------------
                                           March 31,    March 31,
                                              1997         1996
                                           ----------   ----------
Revenues:
 Lot sales..............................   $  185,000   $  687,000
 Mine tour attraction...................      292,651      302,607
 Sale of land and building..............                   950,000
 Interest...............................        6,210        1,820
 Royalties and rentals..................       98,625       98,120
 Contract services......................       43,716
 Other..................................        4,573        1,427
                                           ----------   ----------
                                              630,775    2,040,974
                                           ----------   ----------

Expenses:
 Cost of lot sales and selling expenses.      114,376      350,036
 Mine tour attraction...................      380,832      541,594
 Cost of land and building sold.........                   179,959
 General and administrative costs.......      264,752      286,500
 Litigation costs.......................                    18,916
 Mine maintenance and administrative
  costs.................................      278,839      314,226
 Contract services costs................       36,430
 Depreciation...........................      123,831      136,558
 Interest...............................       28,312        7,411
                                           ----------   ----------
                                            1,227,372    1,835,200
                                           ----------   ----------

Income (loss) before income tax.........     (596,597)     205,774

 Income tax expense.....................                    70,000
                                           ----------   ----------

Net income (loss).......................   $ (596,597)  $  135,774
                                           ==========   ==========

Net income (loss) per share.............       $(0.22)       $0.05
                                           ==========   ==========

Weighted average number of shares
 outstanding............................    2,701,544    2,701,544
                                           ==========   ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                           For Three Months Ended
                                          ------------------------
                                           March 31,    March 31,
                                             1997          1996
                                          ----------   -----------
Cash flows from operating activities:
  Net income (loss).....................  $ (596,597)  $   135,774
                                          ----------   -----------
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities:
     Depreciation.......................     123,830       136,558
     Deferred income taxes..............                    70,000
     Increase (decrease) from changes in:
      Accounts receivable...............     (94,941)      (95,278)
      Prepaid expenses and inventory....      34,040        28,867
      Subdivision development costs.....      90,825       306,623
      Deferred development costs-other..     (13,565)      (27,430)
      Accounts payable and accrued
       liabilities......................    (423,743)   (1,052,716)
      Cost of land & net book value of
       building sold....................                   178,301
      Other.............................                     1,025
                                          ----------   -----------
          Total adjustments.............    (283,554)     (454,050)
                                          ----------   -----------
Net cash used by operating activities...    (880,151)     (318,276)
                                          ----------   -----------

Cash flows from investing activities:
  Construction-in-progress..............      18,975       (18,536)
  Capital expenditures..................     (23,434)     (287,154)
                                          ----------   -----------
Net cash used by investing activities...      (9,459)     (305,690)
                                          ----------   -----------

Cash flows from financing activities:
  Proceeds from bank note payable.......       1,996       658,504
  Principal payments on bank note
   payable..............................     (92,500)     (150,000)
                                          ----------   -----------
Net cash provided (used) by financing
 activities.............................     (90,504)      508,504
                                          ----------   -----------

Net decrease in cash and cash
 equivalents............................    (980,114)     (115,462)
Cash and cash equivalents-beginning of
 period.................................   1,050,405       373,723
                                          ----------   -----------
Cash and cash equivalents-end of
 period.................................  $   70,291   $   258,261
                                          ==========   ===========

  The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 1996 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant").

B.  Management's Representation

The consolidated balance sheet as of March 31, 1997, the consolidated statement of operations for the three month periods ended March 31, 1997 and 1996 and the consolidated statement of cash flows for the three month periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997 and for all periods presented have been made.

NOTE 2  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock, and is effective for financial statements issued for periods ending after December 15, 1997. The Company has not determined what impact, if any, this standard will have on its reported EPS.

NOTE 3  RECLASSIFICATIONS

Certain amounts from 1996 have been reclassified to conform to the current year's presentation. These reclassifications have no effect on net loss, total assets, total liabilities or stockholders' equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

Real Estate
-----------

The Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") finalized the sale of one lot in the Hidden Meadows subdivision during the first three months of 1997. Blue Ledge recognized a profit of $70,624 on the gross sale of $185,000. The cash proceeds from this lot sale were used to repay bank notes and fund some of the Company's other operations.

Since the end of the first quarter of 1997, Blue Ledge finalized the sale of three additional lots in the Hidden Meadows subdivision and has an additional lot under contract to sell. The cash proceeds from these lot sales will be used to repay bank notes and fund some of the Company's other operations.

The Company continues to pursue the annexation and approval of its real estate development project known as Flagstaff Mountain in Deer Valley and expects the City of Park City to act upon the Company's request for annexation and master plan approval during 1997.

Cash Flow Analysis
------------------

The Company's cash balance decreased $980,114 during the first three months of 1996, leaving a cash balance of $70,291 as of March 31, 1997. The cash balance decreased due to use of cash for the Company's capital expenditures, construction-in-progress and operations. The Company will use a portion of the March 31, 1997 cash balance along with a portion of the proceeds from future real estate sales by Blue Ledge, receipts from its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"), additional borrowings, and a possible recapitalization of the Company to fund its future operations. The Company believes that its existing capital resources, cash flows from operations and supplemental borrowings will be sufficient to meet its anticipated operating requirements for 1997.


RESULTS OF OPERATIONS

1997 Compared with 1996
-----------------------

As previously stated under the Liquidity and Capital Resources - Real Estate section, Blue Ledge sold one lot in the Hidden Meadows subdivision for a profit of $70,624 or 38% of the gross sales price during the first quarter of 1997. Blue Ledge sold one lot in the Hidden Meadows subdivision for a profit of $152,262 or 51% of the gross sales price during the first quarter of 1996.

During the first three months of 1996, Blue Ledge sold the one remaining Morning Star Estates lot for total gross proceeds of $387,000 and recognized a profit of $184,702 or 48% on the sale.

The Silver Mine Adventure opened the mine tour attraction to the public in December, 1995 and the tour has been well received by visitors since its opening. During the first three months of 1997, Silver Mine Adventure generated revenues of $292,651 and incurred $380,832 in expenses as compared to revenues of $302,607 and expenses of $541,594 for the same period in 1996. The Company expects increased numbers of visitors to the tour as a result of projected increases in group tour bookings and increased tourism during the summer months. The Company believes that Silver Mine Adventure will cover its direct operating costs in 1997 and contribute to the Company's cash flows in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The Company occasionally sells land and improvements outside of its development areas as such opportunities occur. The Company made one such sale during the
first quarter of 1996 for gross proceeds of $950,000.   After deducting the cost
of land and the net book value of the building sold of $179,959, the Company recognized a profit of $770,041 or 81% on the sale. No such sale was transacted during the first three months of 1997.

The Company's interest income increased 241% during the first three months of 1997, when compared with the first three months of 1996. The increase in interest income is due to larger cash balances available for investment during 1997.

During the first quarter of 1997, the Company performed contract services work which generated $43,716 in revenues. During the same period in 1996, the Company did not perform any contract services work

General and administrative expense decreased 8% during 1997, when compared with 1996. The decrease is primarily due to decreased staff and decreased costs associated with research on various projects for possible future development or operations.

During the first quarter of 1996, the Company incurred legal fees of $18,916 to dispose of the remaining aspects of the Resort Litigation. This litigation was dismissed with prejudice in 1995 (refer to the Company's 1996 Annual Report to Stockholders for a more complete description). The Company did not incur legal fees in connection with this litigation during the first quarter of 1997 and does not anticipate additional legal fees for this matter in the future.

The Company's mine maintenance and administrative costs decreased approximately 11% during the first quarter of 1997 when compared with the first quarter of 1996. This decrease is primarily the result of the reallocation of personnel and material to the performance of contract services work for third parties.

Charges for depreciation decreased 9% during the first three months of 1997 when compared with the same period in 1996. This decrease is a result of capital assets used in the Company's mine maintenance operations becoming fully depreciated.

The Company incurred interest in the amount of $28,312 on bank borrowings used to fund its operations during the first quarter of 1997 as compared to $7,411 in interest during the first quarter of 1996.

                                   PART II.
                               OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

STEVEN AND SUSAN MEGUR V. UNITED PARK CITY MINES COMPANY, BLUE LEDGE CORPORATION, ET AL.
Civil No. 94-C-1026B, United States District Court for Utah

On May 6, 1997, the United States District Court for Utah entered final judgment in favor of defendant Blue Ledge Corporation and dismissed the cause of action of plaintiffs Steven and Susan Megur. (Refer to the Registrant's 1996 Annual Report to Stockholders for a more complete description of the case.)


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


                                      United Park City Mines Company
                           -----------------------------------------------------
                                               (Registrant)


     /s/ Edwin L. Osika, Jr.
------------------------------------
         Edwin L. Osika, Jr.
      Executive Vice President,
      Secretary, and Treasurer
  (Principal Financial Officer and
      Duly Authorized Officer)


Date:  May 12, 1997
       ------------