Form 10KSB/A
period 1995-12-31
UNITED PARK CITY MINES CO
filed 1997-05-29
CIK 101424

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB/A

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
                                                   ------

                         UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                      87-0219807
------------------------------------------------          --------------------
        (State or other jurisdiction of                    (I. R. S. Employer
       incorporation or organization)                      Identification No.)

               P. O. Box 1450
               Park City, Utah                                   84060
------------------------------------------------          --------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code                 (801) 649-8011
                                                               --------------

Securities registered under Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
---------------------------      ---------------------------------------------
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

Not applicable

Item 13. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Form 10-KSB pursuant to
         Item 601 of Regulation S-B:

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1995
Page 4


------------------------------------------------------------------------------
         Reg. S-B                                                   Sequential
         Reference                                                     Page
          Number                           Document                   Number
------------------------------------------------------------------------------

            3.1              Restated Certificate of                    (1)
                             Incorporation, as amended by
                             Certificate of Amendment of Restated
                             Certificate of Incorporation
------------------------------------------------------------------------------
            3.2              Amendment to Restated Certificate of       (2)
                             Incorporation filed in Delaware on
                             December 19, 1990
------------------------------------------------------------------------------
            3.3              Amendment to Restated Certificate of       (5)
                             Incorporation filed in Delaware on
                             September 8, 1993
------------------------------------------------------------------------------
            3.4              Amendment to Restated Certificate of       (7)
                             Incorporation filed in Delaware on
                             August 25, 1995
------------------------------------------------------------------------------
            3.5              Bylaws                                     (1)
------------------------------------------------------------------------------
           10.1              Purchase Agreement dated January 1,        (1)
                             1971 between United Park City Mines
                             Company and Greater Park City
                             Company (formerly Treasure Mountain
                             Resort Company), as amended by First
                             Amendment to Purchase Agreement
                             dated June 11, 1971, Second
                             Amendment to Purchase Agreement
                             dated March 30, 1972, Third
                             Amendment to Purchase Agreement
                             dated April 2, 1975, and Fourth
                             Amendment to Purchase Agreement
                             dated July 1, 1975
------------------------------------------------------------------------------
           10.2              Memorandum of Agreement dated June         (1)
                             23, 1975 among United Park City
                             Mines Company, Greater Park City
                             Company, Unionamerica, Inc., Royal
                             Street Corporation, Morgan Guaranty
                             Trust Company of New York as
                             Trustee, The Fidelity Bank as
                             Trustee, and Alpine Meadows of
                             Tahoe, Inc.
------------------------------------------------------------------------------
           10.3              Substituted Escrow Agreement dated         (1)
                             October 11, 1975 among United Park
                             City Mines Company, Greater Park
                             City Company, Royal Street Land
                             Company, Greater Properties, Inc.,
                             Park Properties, Inc., and First
                             Security Bank of Utah, as trustee
                             and escrow agent, as amended by
                             Amendment to Substituted Escrow
                             Agreement dated October 1, 1979
------------------------------------------------------------------------------
           10.4              Acquisition Agreement dated October        (1)
                             11, 1975 between Greater Park City
                             Company and Royal Street Land Company
------------------------------------------------------------------------------
           10.5              Resort Area Lease dated January 1,         (1)
                             1971 between United Park City Mines
                             Company and Greater Park City
                             Company, as amended by Amendment to
                             Resort Area Lease dated May 1, 1975
                             and Second Amendment to Resort Area
                             Lease dated June 19, 1980, and Third
                             Amendment to Resort Area Lease dated
                             December 12, 1980
------------------------------------------------------------------------------
           10.6              Crescent Ridge Lease dated January         (1)
                             1, 1971 between United Park City
                             Mines Company and Greater Park City
                             Company, as amended by Crescent
                             Ridge Lease dated May 1, 1975
------------------------------------------------------------------------------
           10.7              Deer Valley Lease dated January 1,         (1)
                             1971 between United Park City Mines
                             Company and Greater Park City
                             Company, as amended by Deer Valley
                             Lease dated May 1, 1975, and
                             Amendment to Deer Valley Lease dated
                             May 21, 1979 and Second Amendment to
                             Deer Valley Lease dated July 31, 1980
------------------------------------------------------------------------------
           10.8              Water Rights Purchase Agreement            (1)
                             dated January 1, 1971 between United
                             Park City Mines Company and Greater
                             Park City Company, as amended by
                             Amendment to Water Rights Purchase
                             Agreement dated February 10, 1975
                             and Second Amendment to Water Rights
                             Purchase Agreement dated July 1, 1975
------------------------------------------------------------------------------
           10.9              Settlement Agreement and Release by        (4)
                             and between United Park City Mines
                             Company, Royal Street Land Company,
                             Deer Valley Resort Company, Royal
                             Street of Utah, Royal Street
                             Development Company, and Wells Fargo
                             Bank, N.A. dated November 6, 1992
------------------------------------------------------------------------------
           10.10             Employment Agreement dated June 1,         (6)
                             1994 by and between United Park City
                             Mines Company and Hank Rothwell
------------------------------------------------------------------------------

UNITED PARK CITY MINES COMPANY
FORM 10-KSB ANNUAL REPORT
For the Year Ended December 31, 1995
Page 5


------------------------------------------------------------------------------
         Reg. S-B                                                   Sequential
         Reference                                                     Page
          Number                           Document                   Number
------------------------------------------------------------------------------
           10.11             Incentive Stock Option Agreement           (6)
                             dated June 27, 1994 by and between
                             United Park City Mines Company and
                             Hank Rothwell
------------------------------------------------------------------------------
           10.12             Incentive Stock Option Agreement           (6)
                             dated August 2, 1994 by and between
                             United Park City Mines Company and
                             Edwin L. Osika, Jr.
------------------------------------------------------------------------------
           13.1              United Park City Mines Company's           (7)
                             1995 Annual Report to Stockholders
------------------------------------------------------------------------------
           22.1              Subsidiaries of the Registrant             (8)
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

   April 8, 1996                            s/ Hank Rothwell
---------------------        ------------------------------------------------
        Date                                   Hank Rothwell
                              President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURE                         CAPACITY                    DATE


s/ Alan L. Gordon                                                  April 8, 1996
---------------------------                                      ---------------
Alan L. Gordon                             Director                    Date


s/ Joseph S. Lesser                                                April 8, 1996
---------------------------                                      ---------------
Joseph S. Lesser                           Director                    Date


s/ Hank Rothwell                                                   April 8, 1996
---------------------------                                      ---------------
Hank Rothwell                President, Chief Executive Officer,       Date
                                         and Director

s/ Edwin L. Osika, Jr.                                             April 8, 1996
---------------------------                                      ---------------
Edwin L. Osika, Jr.               Executive Vice President,            Date
                                 Secretary, Treasurer, Chief
                               Financial Officer, and Director


s/ Dale J. Harrison                                                April 8, 1996
---------------------------                                      ---------------
Dale J. Harrison             Controller, Chief Accounting Officer      Date