Form 10QSB/A
period 1996-03-15
UNITED PARK CITY MINES CO
filed 1997-05-29
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                 FORM 10-QSB/A

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

                        UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


                Delaware                                     87-0219807
-------------------------------------------------  -----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization.)                      Identification No.)



    P. O. Box 1450, Park City, Utah                             84060
-------------------------------------------------  -----------------------------
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

Cash Flow Analysis
------------------

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


Results of Operations

1996 Compared with 1995
-----------------------

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



      /s/ Edwin L. Osika, Jr.                       /s/ Dale J. Harrisons
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