Form 10QSB
period 1997-06-30
UNITED PARK CITY MINES CO
filed 1997-08-14
CIK 101424

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended
     JUNE 30, 1997 or
     -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
     -------------    -------------

Commission File Number:      1-3753
                        --------------------------------------------------------


                        UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)



               Delaware                                    87-0219807
-------------------------------------------    ---------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization.)                  Identification No.)


   P.O. Box 1450, Park City, Utah                            84060
-------------------------------------------    ---------------------------------
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
 Yes   X    No      .
     -----     -----

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   2,701,682

                        PART I - FINANCIAL INFORMATION
                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                            June 30,
                                              1997
                                          -----------
ASSETS:
Cash and cash equivalents...............  $    95,602
Accounts receivable.....................      235,371
Prepaid expenses........................      118,048
Material and supplies inventories.......      150,103
Deferred income taxes...................      475,202
Other...................................       23,901
                                          -----------
                                            1,098,227
                                          -----------

Real Estate:
  Hidden Meadows development............    1,844,793
  Deferred development costs............      905,956
                                          -----------
                                            2,750,749
                                          -----------

Property and Equipment:
  Mine shaft, buildings, and equipment..    4,135,718
  Mine tour attraction..................    4,769,384
  Construction-in-progress..............      176,281
  Resort facilities.....................       58,077
  Less accumulated depreciation.........   (4,219,251)
                                          -----------
                                            4,920,209

Land less accumulated depletion of
 $1,062,190.............................    7,218,716
Water rights............................      400,000
                                          -----------
                                           12,538,925
                                          -----------

Total assets............................  $16,387,901
                                          ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                           June 30,
                                             1997
                                         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable.......................  $    570,180
Accrued liabilities....................       512,952
Notes payable..........................       360,700
Bank notes payable.....................       451,380
                                         ------------

    Total liabilities..................     1,895,212
                                         ------------



Stockholders' equity:
    Common stock, $.01 par value:
     Authorized:  3,750,000 shares
     Issued:  2,704,492 shares.........        27,045
    Capital in excess of par value.....    31,154,789
    Accumulated deficit................   (16,505,361)
                                         ------------
                                           14,676,473

    Less cost of treasury stock - 1,294
     shares............................      (183,784)
                                         ------------

    Total stockholders' equity.........    14,492,689
                                         ------------

Total liabilities and stockholders'
 equity................................  $ 16,387,901
                                         ============


  The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                           For Three Months Ended     For Six Months Ended
                                          -----------------------   ------------------------
                                           June 30,     June 30,      June 30,     June 30,
                                             1997         1996          1997         1996
                                          ----------  -----------   -----------   ----------
Revenues:
 Lot sales..............................  $  670,000   $  455,000       855,000   $1,142,000
 Mine tour attraction...................     340,448      318,372       633,099      620,979
 Sale of land and building..............                   25,000                    975,000
 Contract services......................      16,837       34,945        60,553       34,945
 Interest...............................        (278)       1,170         5,932        2,990
 Royalties and rentals..................      82,885       47,863       181,510      145,983
 Other..................................      36,923      114,292        41,496      115,719
                                          ----------   ----------   -----------   ----------
                                           1,146,815      996,642     1,777,590    3,037,616
                                          ----------   ----------   -----------   ----------

Expenses:
 Cost of lot sales and selling expense..     395,316      238,947       509,692      588,983
 Mine tour attraction...................     510,219      497,383       891,051    1,038,978
 Cost of land and building sold.........                    4,902                    184,861
 General and administrative costs.......     332,927      326,917       597,679      613,417
 Litigation costs.......................                      290                     19,206
 Mine maintenance and administrative
  costs.................................     180,778      261,331       459,617      575,557
 Contract services costs................       5,724       28,751        42,154       28,751
 Depreciation...........................     123,640      142,682       247,471      279,240
 Interest...............................      17,121       10,619        45,433       18,030
                                          ----------   ----------   -----------   ----------
                                           1,565,725    1,511,822     2,793,097    3,347,023
                                          ----------   ----------   -----------   ----------

Loss before income tax..................  $ (418,910)  $ (515,180)  $(1,015,507)  $ (309,407)

 Income tax benefit.....................                   70,000
                                          ----------   ----------   -----------   ----------

Net loss................................  $ (418,910)  $ (445,180)  $(1,015,507)  $ (309,407)
                                          ==========   ==========   ===========   ==========

Net loss per share......................      $(0.15)      $(0.16)       $(0.37)      $(0.11)
                                          ==========   ==========   ===========   ==========
Weighted average number of shares
 outstanding............................   2,701,819    2,721,418     2,701,682    2,721,418
                                          ==========   ==========   ===========   ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         For Six Months Ended
                                                       -------------------------
                                                         June 30,     June 30,
                                                           1997         1996
                                                       ------------  -----------
Cash flows from operating activities:
  Net loss............................................ $(1,015,507)  $ (309,407)
                                                       -----------   ----------
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Depreciation....................................     239,409      279,240
      Increase (decrease) from changes in:
        Accounts receivable...........................    (189,996)      (5,810)
        Prepaid expenses and inventory................      87,679      112,437
        Subdivision development costs.................     442,539      370,976
        Deferred development costs-other..............     (44,147)     (70,497)
        Accounts payable and accrued liabilities......    (368,762)    (817,676)
        Customer deposit and deferred revenue.........                 (102,500)
        Cost of land and net book value of building
          sold........................................                  183,203
        Other.........................................                   (3,244)
                                                       -----------   ----------
             Total adjustments........................     166,722      (53,871)
                                                       -----------   ----------
Net cash used by operating activities.................    (848,785)    (363,278)
                                                       -----------   ----------

Cash flows from investing activities:
  Construction-in-progress............................      14,402      (27,796)
  Capital expenditures................................     (75,048)    (341,527)
                                                       -----------   ----------
Net cash used by investing activities.................     (60,646)    (369,323)
                                                       -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable.........................     360,700
  Proceeds from sale of stock under employee option...      28,632
  Proceeds from bank note payable.....................                1,012,415
  Principal payments on bank note payable.............    (434,704)    (496,000)
                                                       -----------   ----------
Net cash (used) provided by financing activities......     (45,372)     516,415
                                                       -----------   ----------

Net decrease in cash and cash equivalents.............    (954,803)    (216,186)
Cash and cash equivalents-beginning of period.........   1,050,405      373,723
                                                       -----------   ----------
Cash and cash equivalents-end of period............... $    95,602   $  157,537
                                                       ===========   ==========


  The accompanying notes are an integral part of the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

B.  Management's Representation

The consolidated balance sheet as of June 30, 1997, the consolidated statement of operations for the three and six month periods ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the six month periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997 and for all periods presented have been made.

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

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements issued for periods ending after December 15, 1997. The Company has not determined what impact, if any, this standard will have on its reporting procedures.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Rights Offering
---------------

During the second quarter of 1997, the Board of Directors of the Company determined that the Company should conduct a Rights Offering to raise additional capital to repay short-term indebtedness, to continue its real estate development activities, and to provide working capital for the Company's continuing operations. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") in connection with this Rights Offering. Said Registration Statement was declared effective by the SEC on Friday, August 8, 1997.

In the Rights Offering, the Company will issue to its stockholders non-transferable Rights to subscribe for up to 340,000 additional shares of its Capital Stock. Such Rights will be issued to the holders of Capital Stock as of the close of business on August 18, 1997 (the "Record Date"). The stockholders as of the Record Date will receive one (1) Right for each eight (8) shares of Capital Stock they own on the Record Date. The Rights will not be transferable nor will they be traded on any exchange. Each Right will entitle the holder thereof to subscribe for one (1) additional share of Capital Stock for $16.00. The Company anticipates that if fully subscribed the Rights Offering will raise approximately $5,440,000, before deducting expenses of the offering.

Real Estate
-----------

During the first half of 1997, the Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") sold five of the lots in the Hidden Meadows subdivision. Blue Ledge recognized a profit of $345,308 on the gross sales of $855,000 during this six month period. The cash proceeds from these lot sales were used to repay bank notes and fund some of the Company's other operations.

At the end of June, 1997, the Company ceased discussions with Park City Municipal Corporation ("Park City") regarding the annexation and master plan approval of a project known as Flagstaff Mountain in Deer Valley due to unacceptable economic and development restrictions proposed for the project by Park City. The Company is pursuing its development opportunities for this project in the county where the project is located. It is anticipated that a portion of the proceeds from the Rights Offering will be used in the Company's efforts to obtain approval for this project, along with other projects, and may be used in the eventual development of this and other projects.

Cash Flow Analysis
------------------

The Company's cash balance decreased $954,803 during the first six months of 1997, leaving a cash balance of $95,602 as of June 30, 1997. The cash balance decreased due to use of cash for the Company's capital expenditures, construction-in-progress and operations. The Company will use a portion of the June 30, 1997 cash balance along with a portion of the proceeds from any future real estate sales by Blue Ledge, receipts from its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"), possible additional borrowings, and proceeds from the Rights Offering to fund its future operations. The Company believes that its existing capital resources, cash flows from operations, supplemental borrowings, and proceeds from the Rights Offering will be sufficient to meet its anticipated operating requirements for 1997 and into the near future.

RESULTS OF OPERATIONS

1997 Compared with 1996
-----------------------

During the first six months of 1996, Blue Ledge sold the one remaining Morning Star Estates lot for total

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

gross proceeds of $387,000 and recognized a profit of $184,702 or 48% on the sale.

As previously stated under the Liquidity and Capital Resources - Real Estate section, Blue Ledge sold five lots in the Hidden Meadows subdivision for a profit of $345,308 or 40% of the gross sales price of these lots during the first half of 1997. Blue Ledge sold three lots in the Hidden Meadows subdivision for a profit of $368,315 or 49% of the gross sales price of $755,000 during the first half of 1996.

The Silver Mine Adventure opened the mine tour attraction to the public in December, 1995 and the tour has been well received by visitors since its opening. During the first six months of 1997, Silver Mine Adventure generated revenues of $633,099 and incurred $891,051 in expenses as compared to revenues of $620,979 and expenses of $1,038,978 for the same period in 1996. The Company expects increased numbers of visitors to the tour as a result of increases in group tour bookings and increased tourism during the summer months. The Company believes that Silver Mine Adventure will cover its direct operating costs during the balance of 1997 and contribute to the Company's cash flows in the future.

The Company occasionally sells land and improvements outside of its development areas as such opportunities occur. The Company made two such sales during the
first half of 1996 for gross proceeds of $975,000.   After deducting the cost of
land and the net book value of the building sold of $184,861, the Company recognized a profit of $790,139 or 81% on these sales. No such sale was transacted during the first half of 1997.

The Company received $60,553 for contract services performed during the first half of 1997 as compared to $34,945 within the same period in 1996. The increase is the result of additional tunnel repair work being performed for a third party.

Income from Royalties and Rentals increased 24% during the first six months of 1997 as compared to the first six months of 1996. This increase is attributable to increased skier visits to the Park City and Deer Valley Ski Resorts which lease ski terrain from the Company.

Decreased labor and material costs resulted in a decrease in mine maintenance and administrative costs of approximately 20% during the first half of 1997 when compared with the first half of 1996. The decrease in such costs is due to the Company's allocation of personnel and resources to projects other than its tunnel maintenance activities.

Charges for depreciation decreased 11% during the first six months of 1997 when compared with the same period in 1996. This decrease is a result of certain capital assets, used primarily in the Company's mine maintenance operations, becoming fully depreciated.

The Company incurred interest in the amount of $45,433 on bank borrowings and borrowings from third parties used to fund its operations during the six months ended June 30, 1997. During the same period in 1996, the Company incurred $18,030 in interest expense.

                                   PART II.
                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held May 14, 1997, votes were cast as follows for the election of directors:

===============================================================
                                             FOR     WITHHELD *
---------------------------------------------------------------
Alan L. Gordon                            2,536,772       5,819
---------------------------------------------------------------
Joseph S. Lesser                          2,536,429       6,162
---------------------------------------------------------------
Edwin L. Osika, Jr.                       2,536,855       5,736
---------------------------------------------------------------
William H. ("Hank") Rothwell              2,535,327       7,264
===============================================================

* There were no abstentions or broker non-votes as to this election of directors.

No other matters were submitted to be voted upon by the stockholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule for electronic filers is filed with this Form 10-QSB pursuant to Item 601(c) of Regulation S-B.

On July 18, 1997, the Registrant filed a report on Form 8-K disclosing that the Registrant had received a copy of a statement on Schedule 13D which had previously been filed with the Securities and Exchange Commission with respect to the acquisition through open market purchases by Labrador Partners L.P., Farley Capital L.P., and Stephen L. Farley (the "Reporting Persons") of 190,200 shares of the Capital Stock of the Registrant. Such purchases by the Reporting Persons amounted to the acquisition of 7.0% of the outstanding Capital Stock of the Registrant. Said report on Form 8-K is incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
         -------------------------------------------------------------
                                  (Registrant)



      s/ Edwin L. Osika, Jr.
----------------------------------
       Edwin L. Osika, Jr.
    Executive Vice President,
     Secretary, and Treasurer
 (Principal Financial Officer and
     Duly Authorized Officer)


Date:  August 13, 1997
       ---------------