Form 10QSB
period 1997-09-30
UNITED PARK CITY MINES CO
filed 1997-11-13
CIK 101424

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 1997 or
                                                     ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
          ____________


Commission File Number        1-3753
                      ---------------------------

                         UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


          Delaware                                       87-0219807
--------------------------------                    --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization.)                      Identification No.)



P. O. Box 1450, Park City, Utah                             84060
----------------------------------------            ---------------------
(Address of principal executive offices)                 (Zip Code)



                                 (801) 649-8011
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No     .
                                                               ---     ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1997: 3,045,711
shares                                     -------------------------------------
------

Transitional Small Business Disclosure Format (check one):  Yes     ; No  X .
                                                                ----     ---

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 2


                         PART I - FINANCIAL INFORMATION
                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                       September 30,
                                                           1997
                                                       =============
ASSETS:
Cash and cash equivalents.........................       $4,118,425
Accounts receivable...............................            1,421
Proceeds receivable from rights offering..........          577,728
Prepaid expenses..................................          265,935
Material and supplies inventory...................          143,085
Deferred income taxes.............................          475,202
Other.............................................           99,463
                                                         ----------
                                                          5,681,259
                                                         ----------

Real Estate:
  Subdivision development.........................        1,844,007
  Deferred development costs......................        1,014,634
                                                         ----------
                                                          2,858,641
                                                         ----------

Property and Equipment:
  Mine shaft, buildings, and equipment............        4,246,484
  Mine tour attraction............................        4,637,572
  Construction-in-progress........................          182,676
  Resort facilities...............................           58,077
  Less accumulated depreciation...................       (4,292,516)
                                                         ----------
                                                          4,832,293
                                                         ----------

Land less accumulated depletion of $1,062,190.....        7,218,716
Water rights......................................          400,000
                                                         ----------
                                                         12,451,009
                                                         ----------

Total assets......................................      $20,990,909
                                                         ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 3


                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                       September 30,
                                                           1997
                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable..................................      $   551,291
Accrued liabilities...............................          625,319
Bank notes payable................................          454,967
                                                         ----------
  Total liabilities...............................        1,631,577
                                                         ----------

Stockholders' equity:
  Common stock, $.01 par value:
   Authorized:  3,750,000 shares
   Issued:  2,705,711 shares......................           27,057
   Shares to be issued under rights offering:
    340,000 shares................................            3,400
  Capital in excess of par value..................       36,591,389
  Accumulated deficit.............................      (17,078,730)
                                                         ----------
                                                         19,543,116

  Less cost of treasury stock - 1,294 shares......         (183,784)
                                                         ----------
  Total stockholders' equity......................       19,359,332
                                                         ----------

Total liabilities and stockholders' equity........      $20,990,909
                                                         ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 4


                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                      For Three Months Ended                  For Nine Months Ended
                                               ----------------------------------     -----------------------------------
                                                  Sept. 30,         Sept. 30,             Sept. 30,           Sept. 30,
                                                     1997             1996                  1997                1996
                                               ==============   =================     ===============    ================
Revenues:
 Lot sales................................                             $  710,000         $   855,000          $1,852,000
 Mine tour attraction.....................         $  520,906             545,102           1,154,005           1,166,081
 Sale of land and building................                                                                        975,000
 Contract services........................                234              15,385              60,787              50,330
 Interest.................................              5,495                 631              11,427               3,621
 Royalties and rentals....................            (35,501)              4,450             146,009             150,433
 Other....................................             16,899               9,486              58,395             125,205
                                               --------------        ------------          ----------          ----------
                                                      508,033           1,285,054           2,285,623           4,322,670
                                               --------------        ------------          ----------          ----------

Expenses:

 Cost of lot sales and selling expense....             69,459             380,039             579,151             969,022
 Mine tour attraction.....................            454,628             575,017           1,345,679           1,613,995
 Cost of land and building sold...........                                                                        184,861
 General and administrative costs.........             39,737             243,729             637,416             857,147
 Litigation costs.........................                                                                         19,206
 Mine maintenance and administrative
   costs..................................            369,375             214,665             828,392             790,222
 Contract services costs..................                181              13,714              42,935              42,465
 Depreciation.............................            114,345             139,698             361,816             418,937
 Interest.................................             33,677              19,989              79,110              38,019
                                               --------------        ------------          ----------          ----------
                                                    1,081,402           1,586,851           3,874,499           4,933,874
                                               ==============        ============          ==========          ==========

Net loss..................................         $ (573,369)         $ (301,797)        $(1,588,876)         $ (611,204)
                                               ==============        ============          ==========          ==========
Net loss per share........................             $(0.19)             $(0.11)             $(0.56)             $(0.22)
                                               ==============        ============          ==========          ==========
Weighted average number of shares
 outstanding..............................          2,955,314           2,721,418           2,812,800           2,721,418
                                               ==============        ============          ==========          ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 5

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       For Nine Months Ended
                                                                             ==========================================
                                                                                 Sept. 30,                Sept. 30,
                                                                                   1997                     1996
                                                                              ===============         ================
Cash flows from operating activities:
  Net loss..........................................................            $(1,588,876)             $ (611,204)
                                                                                 -----------              ---------
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation...................................................                361,816                 418,937
     Increase (decrease) from changes in:
      Accounts receivable...........................................               (533,773)                 29,884
      Prepaid expenses and inventory................................                (53,190)                117,274
      Subdivision development costs.................................                443,325                 606,239
      Deferred development costs....................................               (152,826)               (117,599)
      Accounts payable and accrued liabilities......................               (275,284)               (708,229)
      Customer deposit and deferred revenue.........................                                       (102,750)
      Cost of land and net book value of building sold..............                                        183,203
      Other.........................................................               (124,705)                 (3,244)
                                                                                 -----------              ---------
          Total adjustments.........................................               (334,637)                423,715
                                                                                 -----------              ---------
Net cash used by operating activities...............................             (1,923,513)               (187,489)
                                                                                 -----------              ---------
Cash flows from investing activities:
  Construction-in-progress..........................................                  8,007                (105,498)
  Capital expenditures..............................................                (54,002)               (448,004)
                                                                                 -----------              ---------
Net cash used by investing activities...............................                (45,995)               (553,502)
                                                                                 -----------              ---------

Cash flows from financing activities:
  Proceeds from rights offering.....................................              4,862,272
  Proceeds receivable from rights offering..........................                577,728
  Proceeds from sale of stock under employee option.................                 28,644
  Proceeds from bank notes payable..................................                                      1,217,205
  Principal payments on bank notes payable..........................               (431,116)               (733,000)
                                                                                 -----------              ---------
Net cash provided by financing activities...........................              5,037,528                 484,205
                                                                                 -----------              ---------

Net increase (decrease) in cash and cash equivalents................              3,068,020                (256,786)
Cash and cash equivalents-beginning of period.......................              1,050,405                 373,723
                                                                                 -----------              ---------
Cash and cash equivalents-end of period.............................            $ 4,118,425              $  116,937
                                                                                 ===========              =========


  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 6


UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


NOTE 1  CONDENSD FINANCIAL STATEMENTS

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

B.  Management's Representation

The consolidated balance sheet as of September 30, 1997, the consolidated statement of operations for the three and nine month periods ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the nine month periods then ended have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997 and for all periods presented have been made.

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Rights Offering
---------------

During the third quarter of 1997, the Company conducted a Rights Offering to raise additional capital to repay short-term indebtedness, to continue its real estate development activities, and to provide working capital for the Company's continuing operations. In the Rights Offering, the Company issued to its stockholders non-transferable Rights to subscribe for up to 340,000 additional shares of its Capital Stock. Such Rights were issued to the holders of Capital Stock as of the close of business on August 18, 1997 (the "Record Date"). The stockholders as of the Record Date received one (1) Right for each eight (8) shares of Capital Stock they owned on the Record Date. The Rights were not transferable and they were not traded on any exchange. Each Right entitled the holder thereof to subscribe for one (1) additional share of Capital Stock for $16.00 and provided a right to subscribe for any shares which were unsubscribed for in the Rights Offering.

Stockholders subscribed for all of the shares offered in the Rights Offering and all of the 340,000 additional shares of the Company's Capital Stock offered in the Rights Offering will be issued during the fourth quarter of 1997. The Company raised approximately $5,440,000, before deducting expenses of the offering.

Real Estate
-----------

During the first nine months of 1997, the Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") sold five of the lots in the Hidden Meadows subdivision. Blue Ledge recognized a profit of $275,849 on the gross sales of $855,000 during this nine month period. The cash proceeds from these lot sales were used to repay bank notes and fund some of the Company's other operations. The sale of these five lots occurred during the first six months of the year. During the third quarter of 1997 and during the month of October, 1997, Blue Ledge entered into agreements to sell three additional lots and expects to close the sale of these three additional lots during the fourth quarter of 1997.

The Company ceased discussions with Park City Municipal Corporation ("Park City") regarding the annexation and master plan approval of a project known as Flagstaff Mountain in Deer Valley due to unacceptable economic and development restrictions proposed for the project by Park City during the second quarter of 1997. As provided by Utah statues, the Company is pursuing its development opportunities for this project in Summit County pursuant to an application which the Company filed two years ago. It is anticipated that a portion of the proceeds from the Rights Offering will be used in the Company's efforts to obtain approval for this project and may be used in the eventual development of this project.

During the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a 450 unit development in the Bonanza Flats area of that County. The Company anticipates using a portion of the proceeds from the Rights Offering to obtain approval for and development of this project and other projects.

Cash Flow Analysis
------------------

The Company's cash balance increased $3,068,020 during the nine month period ended September 30, 1997, resulting in a cash balance of $4,118,425 as of that date. The increase in the cash balance was primarily due to the receipt of proceeds from the Rights Offering. The Company did use some of its cash during this period for capital expenditures and the repayment of short-term indebtedness. Since September 30, 1997, the Company has used some of its cash to repay all of its bank borrowings.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 8

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

A portion of the September 30, 1997 cash balance along with a portion of the proceeds from future real estate sales by Blue Ledge and receipts from its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure") will be used to fund its future operations. The Company believes that its existing capital resources and cash flows from operations will be sufficient to meet its anticipated operating requirements into the near future.

RESULTS OF OPERATIONS

1997 Compared with 1996
-----------------------

As previously stated under the Liquidity and Capital Resources - Real Estate section, Blue Ledge sold five lots in the Hidden Meadows subdivision, for a profit of $275,849 or 32% of the gross sales price of these lots during, the period ended September 30, 1997. During the same period in 1996, Blue Ledge sold six lots in the Hidden Meadows subdivision for a profit of $698,276 or 48% of the gross sales price of these lots.

During the first nine months of 1996, Blue Ledge sold the one remaining Morning Star Estates lot for total gross proceeds of $387,000 and recognized a profit of $184,702 or 48% on the sale.

During the first nine months of 1997, the Silver Mine Adventure generated revenues of $1,154,005 and incurred $1,345,679 in expenses as compared to revenues of $1,166,081 and expenses of $1,613,995 for the same period in 1996. The Company expects increased numbers of visitors to the tour as a result of increases in group tour bookings and additional promotions during the fourth quarter of 1997. The Company believes that Silver Mine Adventure will contribute to the Company's cash flows in the future.

The Company occasionally sells land and improvements outside of its development areas as such opportunities occur. The Company made two such sales during the
first half of 1996 for gross proceeds of $975,000.   After deducting the cost of
land and the net book value of the building sold of $184,861, the Company recognized a profit of $790,139 or 81% on these sales. No such sale was transacted during the first nine months of 1997.

The Company received $60,787 for contract services performed during the first nine months of 1997 as compared to $50,330 for the same period in 1996. The increase is the result of additional tunnel repair work being performed for a third party.

Income from royalties and rentals decreased during the first three quarters of 1997 as compared to the same period in 1996. This decrease is attributable to an accrual adjustment relating to ski lease revenue made during the third quarter of 1997.

Decreased payroll, material and legal costs resulted in a decrease in general and administrative costs of approximately 26% during the first nine months of 1997 when compared with the first nine months of 1996. The decrease in said costs is primarily due to decreased staff and costs associated with research on various projects for possible future development or operations.

Charges for depreciation decreased 14% during the first three quarters of 1997 when compared with the same period in 1996. This decrease is a result of certain capital assets, used primarily in the Company's mine maintenance operations, becoming fully depreciated.

The Company incurred interest in the amount of $79,110 on bank borrowings and borrowings from third parties used to fund its operations during the nine months ended September 30, 1997. During the same period in 1996, the Company incurred $38,019 in interest expense.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                          Page 9


                                    PART II.
                               OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On October 23, 1997, the Registrant received a copy of Amendment No. 2 to the statement on Schedule 13D which had previously been filed with the Securities and Exchange Commission ("Commission") by Labrador Partners L.P., Farley Capital L.P., and Stephen L. Farley (the "Reporting Persons"). Such Amendment No. 2 related to additional shares of the Capital Stock of Registrant which had been acquired through open market purchases by the Reporting Persons between August 22, 1997 and October 13, 1997. Said Amendment No. 2 reported that, including the additional shares acquired between August 22, 1997 and October 13, 1997, the Reporting Persons beneficially owned in the aggregate a total of 302,849 shares or approximately 9.96% of the outstanding Capital Stock of the Registrant. Said Amendment No. 2 also stated that the purpose of such acquisition of the Capital Stock of the Registrant was for investment purposes. Said Amendment No. 2 to the statement on Schedule 13D is incorporated herein by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
Exhibit 27 - Financial Data Schedule for electronic filers is filed with this Form 10-QSB pursuant to Item 601(c) of Regulation S-B.

(b)  Reports on Form 8-K.
On July 18, 1997, the Registrant filed a report on Form 8-K disclosing that the Registrant had received a copy of a statement on Schedule 13D which had previously been filed with the Commission with respect to the acquisition through open market purchases by the Reporting Persons of 190,200 shares of the Capital Stock of the Registrant. Such purchases by the Reporting Persons amounted to the acquisition of 7.0% of the outstanding Capital Stock of the Registrant. Said report on Form 8-K is incorporated herein by reference.

On September 16, 1997, the Registrant filed a report on Form 8-K disclosing that the Registrant had received a copy of Amendment No. 1 to the statement on
Schedule 13D which had previously been filed with the Commission. Such Amendment No. 1 related to additional shares of the Capital Stock of Registrant which had been acquired by the Reporting Persons through open market purchases. Said Amendment No. 1 reported that, together with such additional purchases, the Reporting Persons beneficially owned an aggregate amount of 224,800 shares or approximately 8.3% of the outstanding Capital Stock of the Registrant. Said report on Form 8-K is incorporated herein by reference.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1997
                                                                         Page 10


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
                         ------------------------------
                                  (Registrant)



       s/ Edwin L. Osika, Jr.
-----------------------------------
        Edwin L. Osika, Jr.
     Executive Vice President,
      Secretary, and Treasurer
  (Principal Financial Officer and
      Duly Authorized Officer)


Date:  November  13, 1997
       ------------------