Form 10KSB
period 1997-12-31
UNITED PARK CITY MINES CO
filed 1998-03-30
CIK 101424

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB
X
Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
                          -----------------


Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________


                    Commission file number           1-3753
                                                    --------

                        UNITED PARK CITY MINES COMPANY
                      -----------------------------------
                (Name of small business issuer in its charter)

                        Delaware                                                   87-0219807
-------------------------------------------------------------          --------------------------------------
(State or other jurisdiction of incorporation or organization)          (I. R. S. Employer Identification No.)

P. O. Box 1450,  Park City, Utah                                                   84060
-----------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number, including area code                                  (801) 649-8011
                                                                                ---------------
Securities registered under Section 12(b) of the Act:

Title of each class                                                       Name of each exchange on which registered
-----------------------------------------------------------------------------------------------------------------------
Common Stock, $0.01 Par Value                                                      New York Stock Exchange



Securities Registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X  .  No     .
                                                                --       ----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                                ---
        Issuer's revenues for its most recent fiscal year.  $3,129,008
                                                            -----------
Based on the closing sales price on March 12, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $105,072,959. For purposes of this computation, voting stock directly held by officers and directors of the registrant has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

The number of shares outstanding of the registrant's common stock was 3,045,711 on March 11, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, is incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes       . No  X.
                                                                  ---    ---

                           Exhibit Index on Page 27

PART I

Item 1.   Description of Business
General

     United Park City Mines Company ("United Park" or "Company") is a Delaware corporation formed in 1953. United Park's principal business is currently the lease, development, and sale of real property located in or near Park City, Utah

     United Park acquired mining properties in the Park City area upon its formation in 1953. Prior to 1982, United Park's principal business was the mining of lead, zinc, silver, gold, and copper ores from these properties or the leasing of these properties to other mine operators. United Park now conducts no active mining operations and has no agreement to sell or lease its mining properties. The mining properties are maintained on a stand-by basis. The Company also performs mine and tunnel maintenance for other entities on a contract basis.

     During 1995, United Park completed construction of a mine tour attraction at its Ontario Mine facilities near Park City, Utah which opened to the public on December 15, 1995. The mine tour attraction is operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. and combines an underground mine tour with extensive historical exhibits that depict the mining heritage of the Park City area.

     United Park also leases land for skiing to the operators of the Park City Ski Area and the Deer Valley Ski Area.

     Real Estate

     United Park owns the surface estate to more than 8,300 acres of land. Of this land, United Park leases to ski resort operators its surface estate to approximately 5,300 acres for skiing. (See "Resort Agreements.") However, United Park has the right to sell certain portions of the leased properties, subject to the lessees' rights of first refusal to purchase the properties. United Park believes that a substantial portion of its land, including land not subject to lease and land which may become unencumbered by the leases in the future, may be suitable for resort, residential, commercial, or industrial development.

     During 1992, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, received approvals for development of twelve single family estate lots ("Morning Star Estates") on approximately 175 acres of land located north of the Deer Valley Ski Area near Park City, Utah. Blue Ledge completed the improvements for the Morning Star Estates subdivision during 1994 and repaid the financing obligations for the project in the first quarter of 1994. Blue Ledge sold eleven of the twelve Morning Star Estates lots during 1993, 1994 and 1995. Blue Ledge sold the remaining one lot during the first quarter of 1996.

     In the third quarter of 1995, Blue Ledge received approval for annexation and master plan of a proposed single family lot subdivision, Hidden Meadows, on approximately 258 acres of land adjacent to the Morning Star Estates subdivision. The Hidden Meadows subdivision is a 45 lot subdivision, which was
developed and substantially completed during 1995.   Blue Ledge sold eleven lots
in the Hidden Meadows subdivision in 1995 and seven lots in 1996. During 1997, Blue Ledge also sold seven lots. Blue Ledge has sold another two lots during the first quarter of 1998 and has another three lots under contract to close in 1998.

     During 1991, the Company entered into a series of transactions involving water rights. As a result of these transactions, United Park has fully satisfied its future obligation to dedicate water rights to Park City Municipal Corporation ("Park City") as a direct or indirect condition of the annexation to or development in Park City of all of the real property currently owned by United Park. The Company also received a contract right for 400 acre feet per year of water for snow-making purposes.

     On November 6, 1992, United Park entered into a Settlement Agreement and Release ("Settlement Agreement") with Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah, Royal Street Development Company (collectively "Deer Valley"), and Wells Fargo Bank, N.A. In the settlement, Deer Valley conveyed its interests in certain water rights, located in Wasatch and Summit Counties, Utah, to United Park, and United Park assigned its contract right with Park City for 400 acre feet per year of snow-making water to Deer

Valley. The Settlement Agreement also provides United Park the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land which are currently subject to the Deer Valley Ski Lease. The Settlement Agreement further provides Deer Valley the opportunity to acquire United Park's interest in the surface estate to the balance of the land within the Deer Valley Ski Lease. Both United Park's and Deer Valley's opportunities concerning these parcels of land currently under the Deer Valley Ski Lease are contingent upon master plan approval by the appropriate government agencies and acceptance of the master plan by United Park. During 1993, the Company actively worked on the design of a real estate development project on Flagstaff Mountain in Deer Valley. The Company requested annexation and master plan approval for the project from Park City during 1994. The Company refined and improved the master plan and vigorously pursued approval for the project during 1995, 1996 and the first half of 1997. The Company ceased discussions with Park City regarding the annexation and master plan approval of this project due to unacceptable economic and development restrictions proposed for the project by Park City during the second quarter of 1997. As provided by Utah statutes, the Company is pursuing its development opportunities for this project in Summit County pursuant to an application which the Company filed two years ago.

     In conjunction with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the developer's project known as Deer Crest. The Company expects to receive the necessary approvals and market these twelve lots during 1998.

     The Company submitted to Wasatch County a master plan for the development of a golf course and a 450 unit development in the Bonanza Flats area of that County during the third quarter of 1997. The Company anticipates receiving the required approvals for this project known as Bonanza Mountain Resort during 1998.

     During 1997, the Company received a master plan approval for 354 residential unit equivalents on another portion of its property which overlooks the Jordanelle Reservoir in the vicinity of Keetley, Utah. The Company will prepare and submit detailed development plans for this new project in the first half of 1998, and will diligently pursue final approval for this new development project.

     Some of the factors that influence the development of the Company's real estate include competition, cooperative agreements with other parties, governmental approvals, master plans, engineering, installation of utility service, and financing. The Company also faces competition in its real estate development activities from developers that have completed and are currently marketing other development projects in the Park City area. The market for developed real estate in the Park City area is also subject to seasonal fluctuations, with most sales occurring during the ski season from December through March of each year. The Company believes that the quantity and variety of its real estate holdings, which may be suitable for resort, residential, industrial or commercial uses, gives the Company a competitive advantage and the ability to adapt to changing market conditions. The Company occasionally sells parcels of land outside of United Park's development areas, as opportunities become available.

     While the Park City real estate market for single-family lots has been consistently good during the past several years, the Company expects the Park City real estate market to improve in the future.

     The International Olympic Committee has chosen the Salt Lake City metropolitan area, including Park City, to host the 2002 Winter Olympic Games. The Company believes that the national and international exposure of the Park City area during the 2002 Winter Olympic Games will favorably impact real estate values.

Mine Maintenance

     United Park owns the mineral estate to more than 13,400 acres of land principally located near or in Park City, Utah, with the exception of 21 acres of patented mining claims located in Beaver County, Utah. United Park's total mining properties consist of more than 10,500 acres of patented (fee title) mining claims, together with an additional 2,726 acres of fee lands and 201 acres of unpatented mining claims. Portions of the surface estate of these properties have been sold; however, United Park has retained the surface estate to more than 8,300 acres, which was described under "Real Estate."

     The Company owns several underground mines, most of which are interconnected via underground tunnels and shafts. United Park's mining properties have not been operated since 1982, but are maintained on a stand-by basis. The Ontario Mine serves as United Park's primary facility for its maintenance activities; however, the Company also maintains facilities at several other locations. United Park has seven principal shafts and five adits suitable for drainage, ventilation, and transportation as well as numerous drifts, raises, underground workings, and facilities on the surface of its properties. The maintenance activities on a number of these shafts and adits are undertaken to provide that all types of equipment are in adequate condition, that underground transportation and ventilation systems are adequate, and that the Company is in compliance with its governmental permits and regulations.

     The costs associated with maintaining and holding the Company's mining properties include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various governmental regulations.

     The Company, from time to time, performs tunnel maintenance and repair work for other entities on a contract basis. It has performed work for Park City in the Judge Tunnel and the Spiro Tunnel since 1991. The Company anticipates continued contract work in 1998.

     The water which is discharged from the Ontario Mine is subject to a Utah Pollutant Discharge Elimination System ("UPDES") permit issued by the Division of Water Quality, Utah Department of Environmental Quality, with oversight by the U. S. Environmental Protection Agency ("EPA"). This permit sets limitations on the concentrations of various metals allowed in the water before the water can be released into the environment. To comply with the UPDES permit, the Company must monitor the concentrations of various metals in the water flowing from the mine and treat the water before it is released. The Company maintains a water treatment facility at its Keetley plant for this purpose.

     United Park remains in compliance under its environmental and regulatory permits issued by various governmental agencies. A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. The site was dropped from consideration for the NPL on February 11, 1991, in response to the comments submitted by United Park. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to NPL. In April 1992, the Company again submitted written comments opposing the EPA's listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Mine Maintenance" for a complete description of the proposed listing.

     United Park is unable to predict when, if ever, it will be economically feasible for it or another company to resume mining operations. The economic feasibility of resuming mining operations will depend upon, among other things, an increase in metals prices and the resolution of technical problems such as groundwater problems and certain milling applications. The Company cannot currently predict the metals prices which would allow for economic mining operations. If the Company or another operator resumes active mining operations on the properties, it would be necessary to update or acquire certain additional permits, licenses or approvals from the appropriate governmental agencies.

     The resumption of mining operations may also be hindered by the recent construction of the Jordanelle Dam and Reservoir in the Bonneville Unit of the Central Utah Project ("CUP"). The Jordanelle Reservoir covers only minor portions of United Park's mining properties, but it could cause United Park's mines to be inundated by the impounded water seeping underground through existing faults and fissures. This underground seepage would exacerbate the current problems caused by groundwater in the mines, such as the necessity of pumping and treating all discharged waters and dewatering additional portions of the mines before mining operations could be resumed. The United States Department of Interior, Bureau of Reclamation ("BOR") began construction of the Jordanelle Dam in 1987 and began filling the Jordanelle Reservoir in 1993. The reservoir was filled ahead of schedule in 1996. Since 1979, the Company has continually provided BOR and other government agencies with oral and written comments concerning the impact of the Jordanelle Dam on the Company's mining properties. The Company has established a system to monitor water flows in its mines. This monitoring system is currently providing data which is being analyzed. The Company intends to continue to pursue the administrative and legal remedies currently available to it and such other appropriate remedies in the future as may be necessary to protect the Company's property rights.

     United Park's wholly owned subsidiary The Weber Coal Company ("Weber Coal") owns approximately 811 acres of fee land located east of Coalville, Utah. Historically, Weber Coal was a coal producer but the mines were plugged and abandoned in the 1950's. Pursuant to prior leases for oil and gas development, which have all now expired by their own terms, an oil and gas exploratory well was drilled on this land in 1979 to a depth of 17,954 feet. Although this well was later abandoned for lack of production, Weber Coal does not believe the oil and gas potential of these lands was adequately tested because of the substantial subsurface deviation of this wellbore from the targeted formation. Weber Coal does not currently have any plans for additional exploration or development of these oil and gas properties. Weber Coal has leased the surface of its properties for grazing and permits natural gas to be stored under the surface, but does not receive material revenue from these activities.

     Mine Tour Attraction

     During 1995, the Company, assisted by an outside consultant, finalized the design, development and construction of a mine tour attraction at some of its mining facilities. The mine tour attraction is located at the Ontario Mine and includes history and mining exhibits, multi-media presentations, computer interactive programs, dioramas, a theater, and pictorial displays, along with a gift shop and a food concession. The primary attraction is an underground tour of a part of the Company's Ontario Mine. As part of this attraction, guests descend 1,500 feet into the Ontario Mine, ride a specially designed mine train through mine tunnels, view mine equipment from several different eras, and observe a multi-media presentation. The mine tour attraction is operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. and has been well received by the public. The mine tour attraction was opened to the public on December 15, 1995, and approximately 242,500 guests have experienced the mine tour attraction to date.

     Resort Agreements

     From 1963 to 1971, United Park operated a ski resort in Park City, Utah, on the surface of portions of its properties not used in connection with its mining operations. Effective January 1, 1971, United Park entered into certain interrelated agreements ("Resort Agreements") whereby United Park agreed to sell and lease its ski resort properties to Treasure Mountain Resort Company, which later changed its name to Greater Park City Company ("GPCC"). The Resort Agreements were amended in 1975 and were subject to litigation which commenced in 1986 and was settled on November 13, 1995.

     As part of the Resort Agreements,   the Water Rights Purchase Agreement,
dated January 1, 1971, as amended, provided for the sale of certain water rights by United Park to GPCC, and United Park perpetually reserved to itself, from some of the water rights which it sold to GPCC, the right to use the first 2,850 gallons of water per minute for mining, milling, and related purposes.

     In addition, United Park entered into three leases with GPCC.   These
leases have been amended from time to time. The leases, which together cover the surface of approximately 5,300 acres of land, permit the operation of ski lifts and ski runs on the leased land. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to
extend each lease for two additional periods of 20 years each.   Certain
portions of the Company's surface interest in the property subject to the leases may be sold by United Park subject to the lessees' rights of first refusal. Under the extension provisions, the leases require the lessees to pay rent to United Park annually at the greater of $0.50 per acre per year or (a) 1.0% of the first $100,000 of gross lift revenue, plus 0.5% of gross lift revenue in excess of $100,000, annually through the fiscal year ending April, 2011; (b) 2.0% of the first $100,000 of gross lift revenue, plus 1.0% of gross lift revenue in excess of $100,000, annually for fiscal years 2012 through 2031; and
(c) 3.0% of the first $100,000 of gross lift revenue, plus 1.5% of gross lift revenue in excess of $100,000, annually for fiscal years 2032 through 2051.
The Deer Valley and Park City resort operators paid United Park for the 1995-96 ski season a total of $152,448, and for the 1996-97 ski season, a total of $176,969.

     Employees

     United Park and its subsidiary Park City Silver Mine Adventure, Inc. employ a total of thirty-four full-time employees in their operations. United Park maintains a staff of seven full-time salaried employees in the Ontario #3 office. In addition, United Park maintains a staff of seven full-time salaried employees, six full-time hourly employees and two part-time hourly employees, each of whom is an experienced underground miner, for its mine maintenance operations. Park City Silver Mine Adventure, Inc. maintains a staff of five full-time employees, ten full-time hourly employees and an average of approximately thirty part-time employees.

Item 2.   Description of Property

In addition to the following description, please refer to Item 1. Description of Business under the headings "Real Estate," "Mine Maintenance" and "Resort Agreements."

     Title To Properties

     United Park has obtained certified abstracts of title on virtually all of its patented mining claims and fee lands. In general, these abstracts contain all recorded documents appearing in the chain of title to the particular property from the original notice of location or patent through the conveyance into United Park. With respect to fee properties acquired during the past 20 years, however, the seller has generally provided United Park a policy of title insurance. Although United Park has generally not obtained title opinions from independent legal counsel or policies of title insurance on its properties, management has satisfied itself as to title matters either by in-house reviews of abstracts by Company personnel or by purchasing policies of title insurance on selected properties on an "as sold" or "as needed" basis.

     United Park's unpatented, lode mining claims are generally located on small "open" areas between its patented mining claims. Under applicable law, United Park does not hold fee title to these unpatented claims, as is the case with its patented mining claims, but rather holds equitable and beneficial title to the mineral estate subject to the paramount title of the United States and to the requirements of maintaining the claims imposed by applicable federal and state laws and regulations. United Park maintains files for each of these unpatented, lode mining claims documenting its compliance with these requirements for the location and maintenance of the unpatented claims. The claim files have been reviewed by Company personnel for completeness and compliance, but no title opinions have been obtained on these properties from independent legal counsel. Policies of title insurance generally are not available for unpatented mining claims prior to the time a patent conveying fee title to the claim is issued by the United States.

     Although it has not conducted an examination of the public records affecting its properties and has not obtained title opinions or policies of title insurance covering all of its properties, United Park is not aware of any encumbrances, other than those discussed under "Legal Proceedings" and those utility and access easements or rights of way either placed upon the properties by United Park or otherwise affecting the properties.

Item 3.   Legal Proceedings

     As of March 11, 1998, United Park was a party to the following legal proceedings:

       UNITED STATES OF AMERICA V. 107.28 ACRES OF LAND, UNITED PARK CITY MINES COMPANY, ET AL.
       Civil No. 2:88-C-0231C, United States District Court for the District of Utah

     In March, 1988, the United States of America filed a complaint in condemnation against United Park in order to take properties under power of eminent domain for the Jordanelle Dam and Reservoir and for relocation of highways in connection with the construction of the Jordanelle Dam and Reservoir. United Park has filed an answer to the complaint in condemnation in order to protect its rights and obtain just compensation. As a condition to the exercise of the power of eminent domain, the United States deposited $460,850 with the Registry of the court for the use and benefit of the landowner. Pursuant to a stipulation of the parties and order of the court, the deposited $460,850 and accrued interest was distributed to United Park; however, the stipulation and order provide that none of United Park's defenses raised in its answer are waived by its receipt of the deposited funds. When a final judgment is entered in this condemnation case, the final compensation awarded to United Park may be adjusted.

       Charles Frank Gillmor, et al. v. United Park City Mines Company, et al. Civil No. 94-030-0087QT, Third Judicial District Court, Summit County, Utah

     In the third quarter of 1994, Charles Frank Gillmor and Nadine Gillmor ("Gillmors") filed a complaint in an action to quiet title against United Park, Blue Ledge, and others, as defendants, in which the Gillmors claimed an interest in a number of properties, including a prescriptive easement over, and title to, a portion of Lot 1 of the Morning Star Estates subdivision, a prescriptive easement over another parcel of property owned by Blue Ledge, and title by adverse possession to the surface estate of portions of property owned by Blue Ledge. After the death of Charles Frank Gillmor, Nadine Gillmor ("Gillmor") filed numerous amendments to the Gillmor complaint, and United Park and Blue Ledge responded to the amended complaint by filing an answer denying Gillmor's claims. Blue Ledge also filed a counterclaim against Gillmor for causes of action to: (1) quiet title in the name of Blue Ledge to the surface estate of those portions of the property to which Gillmor had filed a claim; (2) declare that Gillmor has no right, title or interest in or to any portion of the real property comprising the Morning Star Estates subdivision as recorded on the subdivision plat with Summit County, Utah; and (3) declare that Gillmor has no right to an easement across Lot 1 of the Morning Star Estates subdivision, Summit County, Utah.

     On March 25, 1996, the court dismissed with prejudice Gillmor's claims to various easements and any ownership interest in the Morning Star Estates subdivision, and Blue Ledge's counterclaims against Gillmor regarding Gillmor's claim to an easement across, and ownership interest in, the Morning Star Estates subdivision. Therefore, Gillmor's sole remaining claim and Blue Ledge's sole remaining counterclaim in this lawsuit concern the ownership of the surface estate of certain portions of property.

     On June 18, 1996, Gillmor filed a motion for summary judgment to quiet title in the name of Gillmor to the surface estate of the disputed real property. On July 16, 1996, Blue Ledge filed a detailed memorandum in opposition to Gillmor's motion for summary judgment. On September 18, 1996, Gillmor filed a notice of withdrawal of Gillmor's motion for summary judgment. Gillmor has expressed the desire to pursue additional discovery in this case. Depositions in this case have been scheduled during April, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The common stock of United Park City Mines Company (hereinafter "United Park" or "Company"), $.01 par value, is traded on the New York Stock Exchange under the symbol "UPK." As of March 12, 1998, United Park had 3,045,711 outstanding shares of common stock held by approximately 1,122 stockholders of record. The following table sets forth the high and low sales price for United Park's common stock during the last two years, as reported in the consolidated transaction reporting system and as adjusted for the reverse stock split which occurred in 1995.

                                       1997                                                 1996

                              High                    Low                       High                Low

First Quarter               $13.750                 $11.125                  $15.625            $14.000

Second Quarter              $21.187                 $12.375                  $14.500            $13.875

Third Quarter               $27.500                 $21.000                  $13.875            $11.625

Fourth Quarter              $29.000                 $25.500                  $11.500            $ 9.500

     Since its incorporation, United Park has not paid a dividend on its common stock and it does not expect to pay a dividend in the near future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical results of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-KSB, including information incorporated by reference.

     Liquidity and Capital Resources

         Cash Flow
         ---------

     The Company's Consolidated Statements of Cash Flows reflects that $1,971,269 in net cash was used in operating activities during 1997. In 1997, the Company used existing cash balances, proceeds from the sale of lots, some of the proceeds from borrowings, and some of the receipts from the rights offering to fund its operations.

     The Company's Consolidated Statements of Cash Flows indicates net cash provided by operating activities of $619,346 during 1996. In 1996, the Company used existing cash balances, proceeds from the sale of lots, land and buildings, and some of the proceeds from bank borrowings to fund its operations.

     At various times throughout 1997, the Company suffered from a lack of cash flow for its operations due to slower than anticipated sales of lots in its Hidden Meadows subdivision and expenses in connection with mine maintenance and the mine tour attraction. To improve its cash position, the Company conducted a rights offering during 1997 and received $5,304,052 in proceeds from the offering.

     The Company's cash position increased by $2,310,473 during 1997. The Company used funds from its cash balances, lot sales, loans and receipts from the rights offering to fund its operations, capital asset additions and the development of its real estate projects. The total outstanding loan balance of $886,083 was repaid during 1997 using proceeds from lot sales and receipts from the rights offering. The Company spent $164,871 on capital expenditures in 1997 and expects additional capital expenditures at similar levels of capital activity in 1998 in connection with the approval and development of its Bonanza Mountain Resort project and various other projects.

         Rights Offering
         ---------------

     During 1997, the Company conducted a rights offering to raise additional capital to repay short-term indebtedness, to continue its real estate development activities, and to provide working capital for the Company's continuing operations. In the rights offering, the Company issued to its stockholders non-transferable rights ("Rights") to subscribe for up to 340,000 additional shares of its capital stock. Such Rights were issued to the holders of capital stock as of the close of business on August 18, 1997 (the "Record Date"). The stockholders as of the Record Date received one (1) Right for each eight (8) shares of capital stock they owned on the Record Date. The Rights were not transferable and they were not traded on any exchange. Each Right entitled the holder thereof to subscribe for one (1) additional share of capital stock for $16.00 and provided a right to subscribe for any shares which were unsubscribed for in the rights offering.

     Stockholders subscribed for all of the shares offered in the rights offering and all of the 340,000 additional shares of the Company's capital stock offered in the rights offering were issued during the fourth quarter of 1997. The Company raised approximately $5,440,000, before deducting expenses of the offering in the amount of approximately $135,948.

         Real Estate Development
         ------------------------

     Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, developed approximately 175 acres of land located north of the Deer Valley Ski Area near Park City, Utah during 1993. This land was subdivided into twelve single family estate lots ("Morning Star Estates") and annexed into the city of Park City. Eleven lots were sold in 1993, 1994 and 1995. During 1996, Blue Ledge sold the remaining one lot within the subdivision. Gross revenue from the sales totaled $387,000 and Blue Ledge recognized a profit of $168,536 on the sale in 1996. The cash generated from the sale in 1996 was used to fund the Company's operations.

     During 1995, Blue Ledge developed forty-five improved building lots on a 258 acre parcel of land adjacent to the Morning Star Estates subdivision. This project is known as Hidden Meadows and Blue Ledge sold eleven lots during 1995. Blue Ledge sold seven lots in the Hidden Meadows subdivision during 1997 for
$1,270,000 and sold seven lots for $1,780,000 during 1996.   Blue Ledge
recognized profit from Hidden Meadows lot sales of $402,592 in 1997 and $863,829
in 1996.   Proceeds from these sales were used to pay for subdivision improvements, repay loans and fund operations.

     During the first quarter of 1998, Blue Ledge sold two lots and has another three lots in the Hidden Meadows subdivision under contract to close in 1998. Blue Ledge is actively marketing the remaining fifteen Hidden Meadows lots at prices ranging from $125,000 to $400,000 and has projected to sell nine lots in addition to those currently under contract during 1998.

     In July 1995, Blue Ledge obtained financing from a local bank totaling $5,576,483, consisting of a development loan of $3,154,260 and two standby letters of credit totaling $2,422,223 for the Hidden Meadows project. The loan was paid in full during 1996 and the letters of credit, as amended, expired on January 1, 1998. The loan was collateralized by the land and improvements of the Hidden Meadows subdivision.

     Blue Ledge obtained an additional $1,000,000 loan from the same bank in December, 1995. At December 31, 1996, all of the funds had been drawn against this loan. The funds were used to fund operations and developments. Unpaid principal on the loan carried interest at 1-1/2 percent over the bank's prime lending rate and was collateralized by the remaining land and improvements of
the Hidden Meadows development.   This loan was repaid in full during 1997.

     Pursuant to the terms of an agreement dated November 6, 1992, between United Park and Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah, Royal Street Development Company (collectively "Deer Valley"), and Wells Fargo Bank, N.A., United Park has the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land which are currently subject to the Deer Valley Ski Lease. The agreement further provides Deer Valley the opportunity to acquire United Park's interest in the surface estate to the balance of the land within the Deer Valley Ski Lease. Both United Park's and Deer Valley's opportunities concerning these parcels of land currently under the Deer Valley Ski Lease are contingent upon master plan approval by the appropriate government agencies and acceptance of the master plan by United Park.

     If the appropriate government agencies do not approve the master plan or if the Company does not accept the master plan, the land within the Deer Valley Ski Lease will remain encumbered by the Deer Valley Ski Lease. If master plan approval is obtained and accepted, the Deer Valley Ski Lease will be terminated. The Company could then proceed to develop those certain parcels of land which were formerly encumbered by the Deer Valley Ski Lease and would convey the balance of the surface estate of the land (which will not be developed) formerly encumbered by the Deer Valley Ski Lease to Deer Valley. With the appropriate approvals, the positive impact upon the Company's real estate development could be substantial. In 1993, the Company had begun actively working on the design of a real estate development project on these parcels of land known as Flagstaff Mountain/Empire Canyon. In 1994, the Company requested annexation and master plan approval for the project from Park City Municipal Corporation ("Park City"). During 1995 and 1996, the Company revised the master plan and diligently pursued approval for the project with Park City. The Company ceased discussions with Park City regarding the annexation and master plan approval of this project due to unacceptable economic and development restrictions proposed for the project by Park City during the second quarter of 1997. As provided by Utah statutes, the Company is pursuing its development opportunities for this project in Summit County pursuant to an application which the Company filed two years ago. It is anticipated that a portion of the proceeds from the rights offering will be used in the Company's efforts to obtain approval for this project and may be used in the eventual development of this project.

     During the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a 450 unit development in the Bonanza Flats area of that county. The Company anticipates receiving the required approvals for this project known as Bonanza Mountain Resort during 1998. Also, the Company will use a portion of the proceeds from the Rights Offering to obtain approval for and development of this project and other projects.

     Along with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the developer's project which is known as Deer Crest. The Company will continue to pursue the necessary approvals for this project and intends to market the twelve lots during 1998. In the agreement which the Company entered into with the developer of Deer Crest, the Company must list its lots through Deer Crest's sales agent to insure that the Company does not offer its twelve lots at prices lower than Deer Crest's lots. In exchange for the sales listing and to insure that all of the Company's lots are actively marketed by the listing agent, the developer of Deer Crest has agreed to purchase one of the Company's lots in each quarter in which a sale of one or more of the Company's lots does not occur, for prices of between $800,000 to $1,000,000.

     During 1997, the Company pursued and received a master plan approval for 354 residential unit equivalents on a portion of its property in the vicinity of Keetley, Utah. This property also overlooks the Jordanelle Reservoir. In the first half of 1998, the Company will prepare and submit detailed development plans, and will actively pursue final approval for this new development project.

     The Company has also examined several of its other real estate parcels and believes that economic real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company will continue to pursue development of these properties as the opportunities arise.

     While the Board of Directors is of the opinion that the current value of the Company's real property is in excess of its book value, the Board of Directors believes that by holding the property for future sale or development, the property's value will increase as the real estate market continues to improve in the Park City area and funds are more readily available to finance real estate development. Management believes that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the related properties.

         Mine Maintenance
         ----------------

     In 1991, the Company entered into an agreement with Park City to perform tunnel maintenance work in the Spiro Tunnel and the Judge Tunnel, tunnels which supply some of Park City's culinary water. This contract provided revenue of $103,127 during 1997 and $50,330 during 1996. Additional work will be performed in the tunnels during 1998. The work involves reinforcement of the tunnels to avoid possible cave-ins which may restrict the flow of water.

     The Company incurs direct costs associated with maintaining and holding the Company's mining properties. These costs include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various regulations. The Company expended $1,162,582 in its mine maintenance activities during 1997 and $1,301,345 during 1996. The Company anticipates similar expenditures during 1998.

     United Park continues to remain in compliance under all of its environmental and regulatory permits. A portion of United Park's mining property, known as "Richardson Flat Tailings," was proposed by the United States Environmental Protection Agency ("EPA") on June 24, 1988, by notice published in the Federal Register, to be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. United Park submitted written comments opposing the listing of the Richardson Flat Tailings site on a number of procedural and substantive grounds. In a final rule published February 11, 1991, in the Federal Register, and effective as of March 13, 1991, the EPA announced that the Richardson Flat Tailings site would not be listed on the NPL. The EPA withdrew the Richardson Flat Tailings site from the EPA's previous proposal for listing on the NPL because, based on information then available to the EPA, the site scored below the regulatory cut-off for listing.

     On February 7, 1992, by notice published in the Federal Register, the EPA again proposed that the Richardson Flat Tailings site be added to the NPL. In April 1992, the Company submitted written comments opposing the listing on a number of procedural and substantive grounds. As of this date, the EPA has neither responded to United Park's comments nor finalized its proposal to list the site on the NPL.

     The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate.

     Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site. Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site. The EPA, United Park, and/or other potentially responsible parties may perform more detailed studies at the site to determine what response, if any, is necessary.

     Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. Should substantial remediation be required at the site and should United Park be designated a potentially responsible party and it is determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

     As United Park has currently conducted its mine maintenance operations and under current reclamation statutes and regulations, United Park is not liable for reclamation costs associated with its mining properties. However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines. If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

     The United States Department of Interior, Bureau of Reclamation ("BOR") began construction of the Jordanelle Dam in 1987 and began filling the Jordanelle Reservoir in 1993. The reservoir was filled ahead of schedule in 1996. Since 1979, the Company has continually provided BOR and other government agencies with oral and written comments concerning the impact of the Jordanelle Dam on the Company's mining properties. The Company has established a system to monitor water flows in its mines. This monitoring system is currently providing data which is being analyzed. The Company intends to continue to pursue the administrative and legal remedies currently available to it and such other appropriate remedies in the future as may be necessary to protect the Company's property rights.

         Mine Tour Attraction
         --------------------

     The Company finalized the design and completed construction of the mine tour attraction during 1995. The mine tour attraction, known as Park City Silver Mine Adventure, is located at the Ontario Mine and operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. The project included the remodeling and renovation of more than 30,000 square feet of building space above ground and the construction in that building of history and mining exhibits, multi-media presentations, computer interactive programs, dioramas, a theater, and pictorial displays, along with a gift shop and a food concession. The project also included construction underground which consisted of rehabilitation of shafts and tunnels along with the construction of specially designed cages, a mine train, exhibits and a multi-media presentation.

     The Company utilized an outside consultant in the design, construction and first year's operation of the mine tour attraction. The agreement with the outside consultant was terminated in November, 1996, and the Company hired its own general manager to operate the mine tour attraction and decrease operating expenses. Through 1997, the Company had on its books a total of $4,310,985 in undepreciated assets which are associated with the development and construction of the mine tour attraction. Though continued losses from operating the mine tour attraction could indicate an inability to recover the related costs, management continues to believe that their advertising efforts and emphasis on cost efficiencies will result in the mine tour attraction being profitable in the near future.

         Resort Litigation
         -----------------

     On November 13, 1995, a Stipulation and Motion for Dismissal With Prejudice was entered into in order to obtain an Order dismissing all remaining claims in United Park City Mines Company v. Greater Park City Company, et al., Civil No. C86-3347, Third Judicial District Court, Salt Lake County, Utah. An Order of Dismissal With Prejudice disposing of all remaining claims was signed by the Court and also filed on November 13, 1995, thereby finally terminating all of the remaining aspects of this litigation. In connection with disposing of all remaining claims, the Company incurred legal fees of $19,206 in 1996. The Company did not incur any expenditures for this litigation in 1997 and does not anticipate incurring any legal fees in connection with this litigation during 1998.

         Year 2000
         ---------

     The Company uses computers principally for processing and analyzing geological and engineering data, map making and administrative functions such as word processing, accounting, and management and financial reporting. The Company has an ongoing program to ensure that its operational and financial systems and software will not be adversely affected by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent substantially on vendor compliance. The Company intends to modify or replace those systems and software that are not year 2000 compliant. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has planned a program to test compliance. The Company anticipates receiving all such representations and completing that test no later than December 31, 1998. At this time, the Company estimates that the cost to redevelop, replace, or repair its systems and software will not be material.

         Results of Operations

            1997 Compared with 1996
            -----------------------

     Revenue in 1997 totaled $3,129,008, a decrease of 50% over 1996 revenues. The decrease in revenues is the result of no sales of land and a building outside of the Company's development projects, and fewer than anticipated sales of lots in its Hidden Meadows subdivision.

     During 1996, Blue Ledge sold the remaining Morning Star Estates lot and recognized a profit of $168,536 or 44% on the gross sale of $387,000. This sale accounted for 6% of the Company's total revenue during 1996.

     Blue Ledge sold seven lots in the Hidden Meadows subdivision and recognized a profit of $402,592 or 32% on gross sales of $1,270,000 during 1997. During 1996, Blue Ledge sold seven lots in the Hidden Meadows subdivision and recognized a profit of $863,829 or 49% on gross sales of $1,780,000. These sales accounted for 41% of the Company's total revenue in 1997 and 28% of the Company's total revenue for 1996.

     The Company experienced a net loss of $2,339,090 for 1997 and a net loss of $594,237 for 1996. The net loss for 1997 is primarily the result of lower than expected sales of lots in the Hidden Meadows subdivision, costs exceeding revenue on the mine tour attraction, and continued costs associated with mine maintenance. The net loss for 1996 is primarily the result of slower than expected sales of lots in the Hidden Meadows subdivision, costs exceeding revenue with the mine tour attraction, and increased depreciation and property taxes associated with the mine tour attraction.

     During 1997, Park City Silver Mine Adventure, Inc. generated $1,440,947 in revenues and experienced $1,970,319 in operating expenditures. During 1996, Park City Silver Mine Adventure, Inc. generated $1,341,831 in revenues and experienced $1,960,611 in operating expenditures. The mine tour attraction revenues accounted for 46% of the Company's total revenue for 1997 and 21% of the Company's total revenue in 1996.

     The Company sold two parcels of land outside of its development areas during 1996 for a total of $2,370,000. Land costs of $630,036 were allocated to these sales based upon the relative fair market value of these parcels in relation to all other lands owned by the Company. These sales accounted for 40% of the Company's total revenues in 1996. No such sale was transacted during 1997.

     Interest income increased $49,900 during 1997 when compared with 1996. The increase is the result of larger cash balances available for investment during 1997.

     The Company's other income decreased 35% during 1997 as a result of fewer miscellaneous, non-recurring sales of scrap metal as compared with 1996.

     The Company experienced a 105% increase in revenues and a more modest increase in expenses associated with contract services as a result of the Company's mine crews performing increased work for third parties. The Company anticipates that the contract work will also increase during 1998.

     General and Administrative costs in 1997 decreased $343,565 or 30% when compared to 1996. This decrease is primarily due to timing in replacing personnel, fewer outside consultants being utilized and lower legal expenses.

     Mine maintenance and administrative costs decreased 11% during 1997 as a result of mine crews performing more work for third parties.

     The Company's depreciation expense decreased 12% in 1997 when compared with 1996. The decrease is due to assets used in connection with mine maintenance operations becoming fully depreciated.

     The Company experienced an increase of 102% in interest expense associated with borrowings which were necessary to fund its operations during 1997. The Company does not anticipate similar borrowings during 1998.

          Outlook
          -------

     The Company believes that its existing capital resources and anticipated cash flows from operations will provide it with sufficient funds to meet its anticipated capital and operating requirements for 1998.

     Based upon projected revenues and expenses, the Company is optimistic that its wholly owned subsidiary Park City Silver Mine Adventure, Inc. should continue to decrease its operating costs while increasing revenues throughout 1998 and, in time, should contribute to the Company's future cash flows.

     The Company believes that it will continue to incur development costs in gaining approval for its Flagstaff Mountain/Empire Canyon, Bonanza Mountain Resort, and the twelve lots at Deer Crest projects, and expects to continue funding those costs through its cash flows and the funds raised through the rights offering. The Company anticipates receiving proceeds from lot sales from the twelve lots at Deer Crest beginning with the second quarter of 1998. As development opportunities with other parcels of the Company's real estate arise, the Company intends to pursue those opportunities and will fund such development as it then deems appropriate.

     Blue Ledge anticipates completing twelve sales of building lots in the Hidden Meadows subdivision during 1998. As the development of the subdivision is substantially complete, Blue Ledge does not expect to incur substantial additional costs with this subdivision. During the first quarter of 1998, Blue Ledge has sold one lot and has another two lots in the subdivision under contract to close in the first or second quarters of 1998.

         Impact of Recently Issued Accounting Standards:

     In June of 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and it components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this Statement will not have a material affect on its financial statements.

     In June of 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is effective for periods beginning after December 15, 1997. The Company believes that the adoption of this Statement will not have a material affect on its financial statements.


Item 7.   Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Park City Mines Company:

We have audited the accompanying consolidated balance sheet of United Park City Mines Company and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Park City Mines Company and Subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


s/ COOPERS & LYBRAND l.l.P.

COOPERS & LYBRAND L.L.P.

Salt Lake City, Utah
March  5, 1998

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               December 31, 1997


                                    ASSETS


Cash and cash equivalents                                $  3,360,878

Accounts receivable                                            96,020

Prepaid expenses                                              221,855

Inventories                                                   163,708

Deferred income taxes                                         475,202

Other                                                          11,100
                                                          -------------
                                                            4,328,763
                                                          -------------

Real estate:
Hidden Meadows development                                  1,680,950

Deferred development costs - other                          1,207,931

                                                          -------------
                                                            2,888,881
                                                          -------------

Property and equipment:
Mine shaft, buildings, and equipment                        4,081,691

Mine tour attraction                                        4,826,734

Construction-in-progress                                      220,192

Resort facilities                                              58,077

Less accumulated depreciation                              (4,420,519)
                                                          -------------
                                                            4,766,175
                                                          -------------


Land less accumulated depletion of $1,062,190               7,218,716

Water rights                                                  400,000
                                                          -------------
                                                           12,384,891
                                                          -------------


Total assets                                              $19,602,535
                                                         ==============


                                -- continued --
The accompanying notes are an integral part of the consolidated financial
--------------------------------------------------------------------------
statements.
----------

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               December 31, 1997


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                           $  380,982

Contracts payable                                              65,000

Accrued liabilities                                           683,383
                                                           ------------
Total liabilities                                           1,129,365
                                                           ------------


Commitments and contingencies (Notes 7 and 8)



Stockholders' equity:
Common stock, $.01 par value:
Authorized:  3,750,000 shares
Issued:  3,045,711 shares                                     30,457

Capital in excess of par value                            36,455,441

Accumulated deficit                                      (17,828,944)

                                                         ------------
                                                          18,656,954

Less cost of  treasury stock: 1,294 shares                  (183,784)


Total stockholders' equity                                18,473,170
                                                         -------------
Total liabilities and stockholders' equity               $19,602,535
                                                         =============


The accompanying notes are an integral part of the consolidated financial
-------------------------------------------------------------------------
statements.
----------

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                for the years ended December 31, 1997 and 1996



                                       1997                        1996
                                  -----------------        -----------------
Revenues:



Lot sales                           $ 1,270,000               $ 2,167,000

Sale of land and building                                       2,370,000

Mine tour attraction                  1,440,947                 1,341,831

Interest                                 54,077                     4,184

Royalties and rentals                   178,009                   185,962

Contract services                       103,127                    50,330

Other                                    82,848                   127,628
                                   -----------------        ----------------
                                      3,129,008                 6,246,935
                                   -----------------        ----------------


Expenses:



Cost of lot sales
and selling expense                     867,408                 1,134,635

Cost of land and building
sold                                                              630,036

Mine tour attraction                  1,970,319                 1,960,611

General and administrative
costs                                   798,814                 1,142,379

Litigation costs                                                   19,206

Mine maintenance
and administrative costs              1,162,582                  1,301,345

Contract services costs                  61,080                     42,692

Depreciation                            497,668                    562,545

Interest                                109,969                     54,377
                                    ----------------            ------------
                                      5,467,840                  6,847,826
                                   -----------------           --------------

Net loss before income taxes         (2,338,832)                  (600,891)


Income tax (provision)
benefit                                    (258)                     6,654
                                  -----------------           --------------
Net loss                           $ (2,339,090)              $   (594,237)
                                  =================           ==============
Basic and diluted net loss
per share                               $ (0.84)                   $ (0.22)

Basic and diluted weighted         ----------------            -------------
average shares outstanding            2,777,222                  2,701,544
                                   ================            =============

The accompanying notes are an integral part of the consolidated financial
-------------------------------------------------------------------------
statements.
-----------

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1997 and 1996


                                       Common     Stock            Capital in     Total       Treasury   Stock           Total
                                       ----------------            Excess of    Accumulated   -------------------     Stockholders'
Description                           Shares       Amount          Par Value      Deficit      Shares    Amount         Equity
---------------                 -------------    ---------       -----------   -----------    -------  ----------     -----------
Balance at December 31, 1995    2,701,544       $27,015         $31,126,187  $(14,895,617)     1,294   $(183,784)    $16,073,801

Net Loss                                                                         (594,237)                              (594,237)
                               -----------      -----------      -----------  -------------   ---------  ----------- --------------
Balance at December 31, 1996    2,701,544        27,015          31,126,187   (15,489,854)     1,294   $(183,784)     15,479,564

Rights Offering (1)               340,000         3,400           5,300,652                                            5,304,052

Exercise of Stock Option            4,167            42              28,602                                               28,644

Net Loss                                                                       (2,339,090)                            (2,339,090)
                               -----------      -----------      -----------  -------------   ---------  ----------- --------------
Balance at December 31, 1997    3,045,711       $30,457         $36,455,441  $(17,828,944)     1,294   $(183,784)    $18,473,170
                               ===========     ============     ============ =============     ======= =============  =============

(1) net of offering expenses of
$135,948.

The accompanying notes are an integral part of the consolidated financial
--------------------------------------------------------------------------
statements.
-----------

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1997 and 1996



                                                      1997          1996
                                                   -----------     ------
Cash flows from operating activities:
Net loss                                        $ (2,339,090)   $ (594,237)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation                                         497,668       562,545
Increase (decrease) from changes in:
Accounts receivable                                  (50,645)          279
Prepaid expenses, inventory and other assets         (29,733)      (28,809)
Subdivision development costs                        645,175       688,440
Deferred development costs - other                  (384,916)     (144,914)
Cost of land and net book value of building sold           0       456,710
Accounts payable and accrued liabilities            (305,654)     (302,399)
Contracts payable                                     16,875        81,875
Deferred income                                            0      (103,000)
Other                                                 12,801         2,856
                                                 --------------- ------------
Total adjustments                                    367,821     1,213,583
                                                 --------------- ------------
Net cash provided by (used in) operating
activities                                        (1,971,269)      619,346
                                                 --------------- ------------

Cash flows from investing activities:
Construction-in-progress                             (29,509)     (144,811)
Capital expenditures                                (135,362)     (385,021)
Net cash used in investing activities               (164,871)     (529,832)

Cash flows from financing activities:
Proceeds from rights offering                      5,440,000             0
Costs associated with rights offering               (135,948)            0
Proceeds from bank note payable                            0     1,477,882
Payments on bank note payable                       (886,083)     (890,714)
Exercise of stock option                              28,644             0
                                                  ------------- ------------
Net cash provided by financing activities          4,446,613       587,168
                                                  ------------- ------------


Net increase in cash and cash equivalents          2,310,473       676,682
Cash and cash equivalents-beginning of period      1,050,405       373,723
                                                 -------------   -----------
Cash and cash equivalents-end of period         $  3,360,878   $ 1,050,405
                                                 =============  ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods presented for
interest  (net of interest capitalized of
$0 in 1997 and $29,697 in 1996)                     $109,969     $  54,377
                                                 =============   ===========


The accompanying notes are an integral part of the consolidated financial
-------------------------------------------------------------------------
statements.
-----------

1.   Significant Accounting Policies:

     A.   Principles of Consolidation

     The consolidated financial statements include the accounts of United Park City Mines Company (the "Company") and its wholly owned subsidiaries.

     The Company's current principal business is the development, sale, and lease of real estate located near Park City, Utah. The Company has historically been engaged in mining in Park City and is currently maintaining its mining properties in an inactive status. In addition, the Company operates a mine tour attraction near Park City which was opened in 1995.

     The Company believes that cash flows from the sale of lots in the Hidden Meadows subdivision and the Deer Crest project will be sufficient to fund its on-going operations in 1998.

     B.   Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with one financial institution located in Salt Lake City, Utah.

     C.   Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are provided for the difference between the financial statement and tax bases of assets and liabilities using applicable future tax rates. Investment tax credits are accounted for on the flow-through method.

     D.   Property and Equipment

     Property and equipment is recorded at cost. The investment in land has been reduced by the gain on the 1971 sale of surface rights used for resort operations.

     Depreciation for assets purchased prior to 1983 has been computed over estimated remaining useful lives of 10 years for mine equipment and buildings, and 25 years for the mine shaft using the straight-line method of depreciation.

     Depreciation for assets purchased after 1982 has been computed on the straight-line method of depreciation over the following useful lives:

              Automobiles, equipment and furniture     3-5 years
              Real property and related improvements   15 years
              Mine tour attraction                     3-20 years

     Upon the sale or retirement of property and equipment, any gain or loss on disposition is reflected in the statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

                                 - continued -

     The units-of-production method of depletion has been adopted based on estimates of ultimate ore reserves and mine production. However, the provision in any one year is limited by the royalty income received.

     The Company assesses recoverability of the remaining net book value of mine and mine tour attraction related assets based principally on the future net tour attraction revenues. Though continued losses from operating the mine tour attraction could indicate an inability to recover the related costs, management continues to believe that their advertising efforts and emphasis on cost efficiencies will result in the mine tour attraction being profitable in the near future.

     E.   Mine Maintenance and Administrative Expenses

     All costs pertaining to the maintenance and administration of the mine are expensed as incurred.

     F.   Inventories

Material and supplies inventory for mine maintenance, and gift shop and concessions inventory for the mine tour attraction are stated at the lower of cost (first-in, first-out) or market.

     G.   Real Estate

     All direct and indirect costs relating to the Company's real estate projects are capitalized as incurred.

     Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement by the Company with the property. When it is determined that the earnings process is not complete, income is deferred using the installment, cost recovery or deposit methods of accounting, as appropriate.

     Expenditures relating to the future development of real estate held by the Company are deferred and shown as an asset on the balance sheet as they are expected to be recoverable through future sales. The Company allocates capitalized real estate development costs on a specific identification basis.
Common costs and amenities are allocated on a relative fair value basis.   If
necessary, a valuation allowance is recorded to reflect an impairment in the carrying value of deferred real estate development costs or land that is held for sale, lease or development.

     Management believes that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the real estate.

     H.   Net Loss Per Share

     In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." All prior periods have been restated to conform to the new requirements. Basic earnings per share were computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing the loss by the sum of the weighted average number of common shares and the effect of dilutive unexercised stock options. Options to purchase 33,333 and 37,500 shares of capital stock at $6.874 per share were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

     I.   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires
                                 - continued -
management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     J.   Rights Offering

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

     Stockholders subscribed for all of the shares offered in the rights offering and all of the 340,000 additional shares of the Company's capital stock offered in the rights offering were issued during the fourth quarter of 1997. The Company raised approximately $5,440,000, before deducting expenses of the offering in the amount of approximately $135,948.

2.   MINING OPERATIONS OF THE COMPANY:

     The Company is presently maintaining its inactive mine properties in Park City, Utah. No actual mining operations have taken place since 1982.

     The Company is unable to predict when, if ever, it will be economically feasible for the Company or another company to resume mining operations on its properties. The economic feasibility of resuming mining operations will depend upon, among other things, an increase in metals prices and the resolution of technical problems such as groundwater problems and certain milling applications. The Company cannot currently predict the metals prices which would allow for economic mining operations. If the Company or another operator resumes active mining operations on the properties, it would be necessary to update or acquire certain additional permits, licenses or approvals from the appropriate governmental agencies. If necessary, a valuation allowance is recorded to reflect an impairment in the carrying value of mining property and equipment.

     From time to time the Company performs underground tunnel maintenance and repair services for other entities, principally Park City Municipal Corporation.

3.   BANK FINANCING:

     In July 1995, the Company obtained a financing commitment from a local bank totaling $5,576,483, consisting of a development loan of $3,154,260 and two standby letters of credit totaling $2,422,223. Interest on outstanding borrowings was paid monthly at 1-1/2 percent above the bank's prime lending rate (8.5% at December 31, 1995). Borrowings were collateralized by the land and improvements of the Hidden Meadows development and were paid in full during 1996. The letters of credit expired on January 1, 1998.

     In December 1995, the Company obtained an additional $1,000,000 loan from the same bank and borrowed the full amount during 1996. Borrowings were subject to interest at 1-1/2 percent over the bank's prime lending rate (8.25% at December 31, 1996) and were collateralized by the remaining land and improvements of the Hidden Meadows development. The Company repaid the borrowing plus accrued interest in full during 1997.

4.   SKI LEASES:

     The Company has leased certain surface rights representing approximately 5,273 acres to Greater Park City
                                 - continued -

Company for use in its resort operations. Greater Park City Company has assigned some of its rights in a separate lease to Deer Valley Resort Company. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Annual rentals are calculated as a percent of Gross Ski Revenue as defined by the lease agreement and subsequent amendments thereto, but not less than a minimum annual rental fee of fifty cents per acre leased. Greater Park City Company and Deer Valley Resort Company paid United Park for the 1995-96 ski season, a total of $152,448 and for the 1996-97 ski season, a total of $176,969.

5.   INCOME TAXES:

The income tax (provision) benefit for the years ended December 31, 1997 and 1996 consists of the following:


                                                   1997           1996
                                                ------------------------
Current tax provision                            $ (258)        $ (542)
Deferred tax benefit                                  0          7,196

Income tax (provision) benefit                   $ (258)       $ 6,654
                                                =========================

     The reported provision from income taxes varies from the amount that would be provided by applying the statutory U. S. Federal income tax rate to income before taxes for the following reasons:


                                                   1997           1996
                                             -----------------------------
Federal statutory tax benefit                 $(795,203)     $(204,303)

Increase (reduction) in taxes resulting from:
State income taxes (net of federal benefit)     (76,850)       (19,829)
Change in valuation allowance                   871,035        212,256
Other                                             1,276          5,222
                                              ----------------------------
Income tax (provision) benefit                   $ (258)     $   6,654
                                              ============================


     At December 31, 1997 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $17,128,000 and $7,538,000 respectively, which will expire between 1998 and 2012 if not used to reduce future taxable income.

     The components of the net deferred tax asset and liability as of December 31, 1997 are as follows:

Deferred tax assets:


Tax net operating loss carryforwards         $6,072,431
Tax credit carryforwards                          5,447
Charitable contributions carryover                6,536
Valuation allowance                          (5,006,763)
Total deferred tax asset                      1,077,651
Deferred tax liability:
Excess tax depreciation and amortization       (602,449)
                                            --------------
Net deferred tax asset                      $   475,202
                                            ==============


     The valuation allowance at December 31, 1997 has been provided to reduce the total deferred tax assets to the amount which is considered more likely than not to be realized. The net increase in the valuation allowance for the year

                                 - continued -
ended December 31, 1997 was $871,035.   The change in the valuation allowance is
due to a revised estimate of the expected future utilization of federal net operating loss carryforwards and the expiration of state net operating loss carryforwards.

6.   INDUSTRY SEGMENTS:

The industry segments of the Company are defined as Mining, Real Estate, Mine
Tour and Corporate.

December 31, 1997:                      Mining             Real Estate          Mine Tour         Corporate        Total
-----------------                    ----------           -------------        ------------     -------------  ----------
Revenue                            $  143,846            $   1,465,667        $  1,464,371         $55,124    $ 3,129,008

Operating income (loss)            (1,133,752)                 466,600            (925,949)       (745,989)    (2,338,832)

Identifiable assets                   879,915               10,150,435           4,310,985       4,261,199     19,602,534

Depreciation                           81,442                    4,254             370,374          41,598        497,668

Capital expenditures, including
deferred real estate development
costs                            --------------            -----------------    -------------    ------------   ------------
                                       11,332                  384,916             117,267          36,272        549,787



December 31, 1997:                      Mining             Real Estate          Mine Tour         Corporate        Total
-----------------                    ----------           -------------        ------------     -------------  ----------
Revenue                               $58,964              $ 3,885,660         $ 1,341,831        $960,480    $ 6,246,935

Operating income (loss)            (1,489,187)               2,053,479          (1,016,075)       (149,108)      (600,891)

Identifiable assets                   934,360               10,206,682           4,517,315       2,159,185     17,817,542

Depreciation                          163,041                    4,221             352,812          42,471        562,545

Capital expenditures, including
deferred real estate development
costs                                  70,219                  297,762             306,565             200        674,746

7.   Contingencies:

     Litigation and Settlement Agreement

     In May 1986, the Company filed a lawsuit against Greater Park City Company ("GPCC"), Royal Street Land Company, Royal Street of Utah, and Deer Valley Resort Company related to agreements which resulted in the restructuring of Greater Park City Company in 1975 and later performance under these agreements. The defendants filed counterclaims against the Company.

     On November 13, 1995, an Order of Dismissal With Prejudice of all of the Company's remaining claims and all of GPCC's claims was signed by the Court and also filed, thereby finally disposing of all of the remaining aspects of this litigation.

     On November 6, 1992, the Company entered into a Settlement Agreement and Release ("Settlement Agreement") with Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah, Royal Street Development Company (collectively "Deer Valley"), and Wells Fargo Bank, N.A. In this Settlement Agreement, the Company, Deer Valley, and Wells Fargo agreed, among other things, to dismiss with prejudice the claims and counterclaims.

     The Settlement Agreement provides the Company the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land which are currently subject to the Deer Valley Ski Lease. The Settlement Agreement further provides Deer Valley the opportunity to acquire the Company's interest in the surface estate to the balance of the land within the Deer Valley Ski Lease. Both the Company's and Deer Valley's opportunities concerning those parcels of land covered under the Deer Valley Ski Lease are contingent upon master plan approval by the appropriate government agencies and acceptance of the master plan by the Company.

     If the appropriate government agencies do not approve the master plan or if the Company does not accept the master plan, the land within the Deer Valley Ski Lease will remain encumbered by the Deer Valley Ski Lease. If master plan approval is obtained and accepted, the Deer Valley Ski Lease will be terminated. The Company could then proceed to develop those certain parcels of land which were formerly encumbered by the Deer Valley Ski Lease and would convey the

                                 - continued -
balance of the surface estate of the land formerly encumbered by the Deer Valley Ski Lease to Deer Valley. Additionally, if and when the master plan is accepted by both the Company and the appropriate government agencies, the exchange of the surface rights to the land by the Company for the termination of the Deer Valley Ski Lease and the right to develop the land previously encumbered by the lease will represent an exchange of similar productive assets. Accordingly, the Company will transfer its basis in the surface rights to the land to the basis in the land to be developed that was previously encumbered by the Deer Valley Ski Lease, with no gain or loss recognized.

8.   RETIREMENT  SAVINGS  PLAN:

     The Company has a contributory 401(k) Retirement Savings Plan covering all employees who have completed one year of continuous service and have attained the age of 21. Under the provisions of the Plan, the Company contributes $0.50 for each dollar contributed by eligible employees up to a limit of $1,000 per employee per year. Company contributions are 100% vested after six years of continuous service. Total Company expense for the plan in 1997 and 1996 was $19,662 and $18,474, respectively.

9.   STOCK OPTIONS:

     In 1993, the shareholders of the Company approved a stock option plan ("Plan") for key employees and consultants of the Company. Pursuant to the terms of the Plan, as amended, 125,000 shares of the Company's $0.01 par value common stock are reserved for issuance thereunder. The Plan consists of two autonomous, separately administered programs: an "Employee Program" and a "Consultant Program." The Employee Program is for key employees (including employees who are members of the Company's Board of Directors), and the Consultant Program is for consultants (including non-employee members of the Board of Directors). Stock Options granted under the Employee Program are intended to be Incentive Stock Options as defined in the Internal Revenue Code, and stock options granted under the Consultant Program are intended to be Non-statutory Stock Options.

     Under the Employee Program, a stock option committee ("Committee") of the Board of Directors will, in its sole discretion, approve the grant of options to key employees based upon the performance and contribution of each such key employee and based upon the results achieved by the Company. The Committee will also set the terms and conditions of the individual stock option grants under the Employee Program within the framework of the Plan.

     Under the Consultant Program, the entire Board of Directors will, in its sole discretion, approve the grant of options to consultants, including individual members of the Board of Directors. The Board of Directors will set the terms and conditions of the individual stock option grants under the Consultant Program, within the framework of the Plan.

     No options may be granted under the Plan after June 10, 2003. Options granted under the Plan are exercisable in such installments and for such periods as specified by the Board of Directors and the Committee at the time of grant, but may not be exercisable more than ten years after the date of grant (five years for shareholders owning 10% or more of the Company's outstanding stock).

     The option price with respect to each option will be determined by the Committee or the Board of Directors of the Company, but shall not be less than 100% of the fair market value of the common stock of the Company at the time the option is granted (110% for a shareholder owning 10% or more of the Company's outstanding stock).

     Outstanding stock options must be exercised during employment or within three months after termination (other than by reason of death) as to any shares of Common Stock which the employee might have purchased as of the date of termination.

     The Plan provides that new stock options can be granted under the Plan to holders of existing options in exchange for cancellation of the existing options, in the sole discretion of the Committee or the Board of Directors.

                                 - continued -

     Stock options under the Company's incentive and non-statutory stock option plan were as follows:


                                                             1997                                     1996
                                                            --------------------------------------------------
                                                                       Exercise                    Exercise
                                                                       Price                       Price
                                                                       per                         per
Options:                                                     Shares    Share         Shares        Share
                                                            ---------------------------------------------------
Outstanding and exercisable at beginning of year             37,500    $6.874        37,500         $6.874

Granted                                                      0                       0

Exercised                                                    (4,167)   $6.874        0

Forfeited and/or expired                                     0                       0

Outstanding and exercisable at end of year                   33,333    $6.874        37,500         $6.874
                                                           -----------------------------------------------------

     The weighted average remaining contractual life of the outstanding and exercisable options is 6 years.

     At December 31, 1997, a total of 87,500 shares were available for grants of additional options under the plan.

     Pro forma disclosures of net income and earnings per share are not included as there were no options granted during 1995, 1996 or 1997.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information concerning the Directors and Executive Officers of the Registrant is incorporated herein by reference from page 2 of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Proposal #1-To Elect Four Directors to the Board of Directors."

Item 10.  Executive Compensation

     Information concerning Executive Compensation of the Registrant's executive officers is incorporated herein by reference from pages 3 and 4 of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference from pages 4 and 5 of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 12.  Certain Relationships and Related Transactions

Not Applicable

Item 13.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Form 10-KSB pursuant to Item 601 of Regulation S-B:

Reg. S-B                                                                                                      Sequential
Reference                                                                                                        Page
Number                      Document                                                                            Number



3.1           Restated Certificate of Incorporation, as amended by Certificate of Amendment of                      1
              Restated Certificate of Incorporation


3.2           Amendment to Restated Certificate of Incorporation filed in Delaware on December                      2
              19, 1990


3.3           Amendment to Restated Certificate of Incorporation filed in Delaware on                               5
              September 8, 1993

3.4           Amendment to Restated Certificate of Incorporation filed in Delaware on August                        7
              25, 1995

3.5           Bylaws                                                                                                1


10.1          Purchase Agreement dated January 1, 1971 between United Park City Mines Company                       1
              and Greater Park City Company (formerly Treasure Mountain Resort Company), as amended by First Amendment to Purchase Agreement dated June 11, 1971, Second
              Amendment to Purchase Agreement dated March 30, 1972, Third Amendment to
              Purchase Agreement dated April 2, 1975, and Fourth Amendment to Purchase
              Agreement dated July 1, 1975

10.2          Memorandum of Agreement dated June 23, 1975 among United Park City Mines                              1
              Company, Greater Park City Company, Unionamerica, Inc., Royal Street
              Corporation, Morgan Guaranty Trust Company of New York as Trustee, The Fidelity
              Bank as Trustee, and Alpine Meadows of Tahoe, Inc.


10.3          Substituted Escrow Agreement dated October 11, 1975 among United Park City Mines                      1
              Company, Greater Park City Company, Royal Street Land Company, Greater
              Properties, Inc., Park Properties, Inc., and First Security Bank of Utah, as
              trustee and escrow agent, as amended by Amendment to Substituted Escrow
              Agreement dated October 1, 1979

10.4          Acquisition Agreement dated October 11, 1975 between Greater Park City Company                        1
              and Royal Street Land Company


10.5          Resort Area Lease dated January 1, 1971 between United Park City Mines Company                        1
              and Greater Park City Company, as amended by Amendment to Resort Area Lease dated May 1, 1975 and Second Amendment to Resort Area Lease dated June 19, 1980, and Third Amendment to Resort Area Lease dated December 12, 1980

10.6          Crescent Ridge Lease dated January 1, 1971 between United Park City Mines                             1
              Company and Greater Park City Company, as amended by Crescent Ridge Lease dated
              May 1, 1975

10.7          Deer Valley Lease dated January 1, 1971 between United Park City Mines Company                        1
              and Greater Park City Company, as amended by Deer Valley Lease dated May 1,
              1975, and Amendment to Deer Valley Lease dated May 21, 1979 and Second Amendment to Deer Valley Lease dated July 31, 1980

10.8          Water Rights Purchase Agreement dated January 1, 1971 between United Park City                        1
              Mines Company and Greater Park City Company, as amended by Amendment to Water
              Rights Purchase Agreement dated February 10, 1975 and Second Amendment to Water
              Rights Purchase Agreement dated July 1, 1975

10.9          Settlement Agreement and Release by and between United Park City Mines Company,
              Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah,                          4
              Royal Street Development Company, and Wells Fargo Bank, N.A. dated November 6,
              1992

Reg. S-B                                                                                                      Sequential
Reference                                                                                                        Page
Number                      Document                                                                            Number


10.10         Employment Agreement dated June 1, 1994 by and between United Park City Mines                         8
              Company and Hank Rothwell

10.11         Incentive Stock Option Agreement dated June 27, 1994 by and between United Park                       6
              City Mines Company and Hank Rothwell

10.12         Incentive Stock Option Agreement dated August 2, 1994 by and between United Park                      8
              City Mines Company and Edwin L. Osika, Jr.

10.13         Employment Agreement dated June 1, 1998 by and between United Park City Mines                        30
              Company and Hank Rothwell

10.14         Agreement of Purchase and Sale of Assets between New Quincy Mining Company as                         8

10.15         Agreement of Purchase and Sale of Assets between Lucky Bill Mining Company as                         8
              Seller and United Park City Mines Company, dated December 31, 1997

22.1          Subsidiaries of the Registrant                                                                        8

27            Financial Data Schedule                                                                               42


1 Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 1987 (Registration Number 33-11328)

2 Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission on January 28, 1991 (Registration Number 33-37914)

8 Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989

4 Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992

5 Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission on October 12, 1993 (Registration Number 33-67458)

6 Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

7 Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 7, 1995

8 Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 6, 1998

(b)  Reports on Form     8-K:

Registrant filed a Form 8-K with the Securities and Exchange Commission on September 17, 1997 reporting additional purchases of its capital stock by Laborador Partners L.P., Farley Capital L.P. and Stephen L. Farley.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNITED PARK CITY MINES COMPANY
                                         (Registrant)



March 26, 1997                       /s/ Hank Rothwell
------------------          ---------------------------------------------------
Date                                 Hank Rothwell
                              President, Chief Executive Officer, and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                 DATE

/s/ Alan L. Gordon                                            March 26, 1997
-------------------                                          ----------------
Alan L. Gordon                          Director                 Date

/s/ Joseph S. Lesser                                           March 26, 1997
--------------------                                         -----------------
Joseph S. Lesser                        Director                 Date

/s/ Hank Rothwell                                              March 26, 1997
--------------------                                         -----------------
Hank Rothwell                                                     Date
                       President, Chief Executive Officer,
                                    and Director


/s/ Edwin L. Osika, Jr.                                          March 26, 1997
--------------------                                         -----------------
Edwin L. Osika, Jr.                                                Date
                       Executive Vice President, Secretary,
                       Treasurer, Chief Financial Officer, and
                                        Director