Form 10KSB40
period 1998-12-31
UNITED PARK CITY MINES CO
filed 1999-04-15
CIK 101424

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 1998 or

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________


                        Commission file number   1-3753
                                                 ------

                         UNITED PARK CITY MINES COMPANY
                         ------------------------------
                 (Name of small business issuer in its charter)

                             Delaware                                                          87-0219807
-----------------------------------------------------------------------------  ----------------------------------------------
        (State or other jurisdiction of incorporation or organization)              (I. R. S. Employer Identification No.)

                  P. O. Box 1450,  Park City, Utah                                               84060
-----------------------------------------------------------------------------  ----------------------------------------------
              (Address of principal executive offices)                                         (Zip Code)

            Issuer's telephone number, including area code                                   (435) 649-8011
                                                                                             --------------

Securities registered under Section 12(b) of the Act:


               Title of each class                                   Name of each exchange on which registered
---------------------------------------------------   -----------------------------------------------------------------------
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
                                                               -----      ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                                ---

         Issuer's revenues for its most recent fiscal year.  $7,253,172
                                                             ----------

Based on the closing sales price on March 12, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $107,835,911. For purposes of this computation, voting stock directly held by officers and directors of the registrant has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

The number of shares outstanding of the registrant's common stock was 3,249,411 on March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, is incorporated by reference in Part III of this Form 10-KSB; and the Prospectus which is a part of the Form S-3, Amendment No. 1, dated April 8, 1998 filed by the Company with the Securities and Exchange Commission is incorporated by reference in Part I of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): Yes      . No  X  .
                                                                ----     ----
                            Exhibit Index on Page 29

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

     United Park completed construction of a mine tour attraction at its Ontario Mine facilities near Park City, Utah and opened the attraction to the public on December 15, 1995. The mine tour attraction is operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. and combines an underground mine tour with extensive historical exhibits that depict the mining heritage of the Park City area.

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

     In the third quarter of 1995, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, received approval for annexation and master plan of a proposed single family lot subdivision, Hidden Meadows, on approximately 258 acres of land adjacent to the Company's Morning Star Estates subdivision. The Hidden Meadows subdivision is a 45 lot subdivision, which was developed during 1995. Blue Ledge sold eighteen lots in the Hidden Meadows subdivision in 1995 and 1996. During 1997, Blue Ledge sold seven lots, and Blue Ledge sold another nine lots in the subdivision during 1998. Blue Ledge expects to sell the balance of the Hidden Meadows subdivision lots in 1999.

     During 1991, the Company entered into a series of transactions involving water rights. As a result of these transactions, United Park has fully satisfied its future obligation to dedicate water rights to Park City Municipal Corporation ("Park City") as a direct or indirect condition of the annexation to or development in Park City of all of the real property currently owned by United Park. At that time, the Company also received a contract right for 400 acre feet per year of water for snow-making purposes.

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

     During 1993, the Company actively worked on the design of a real estate development project known as Flagstaff Mountain Resort. The Company requested annexation and master plan approval for the project from Park City during 1994. The Company refined and improved the master plan and vigorously pursued approval for the project during 1995, 1996 and the first half of 1997. As provided by Utah statutes, the Company also pursued its development opportunities for this project in Summit County pursuant to an application which the Company filed in 1996.

     In the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a 260-unit development in the Bonanza Flats area of Wasatch County and pursued approval for this project known as Bonanza Mountain Resort.

     During the second quarter of 1998, the Company combined its Bonanza Mountain Resort project into the master plan of the Flagstaff Mountain project and pursued the necessary approvals for the two projects with Park City and Wasatch County as one master planned project. The Company received from Park City approval of the parameters by which Park City would annex and approve the master plan for the Company's Flagstaff Mountain Resort project during the third quarter of 1998. As currently planned, Flagstaff Mountain Resort will feature a village concept with a 200-room hotel, a mix of multi-family uses of condominiums and townhouses totaling 420 units, 75,000 square feet of commercial space and 54 single-family dwellings. The Company anticipates master plan approval of the combined projects during 1999.

     In conjunction with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during the fourth quarter of 1998. The remaining four approved lots are expected to be sold during 1999. The Company also expects to receive the necessary approvals to develop the other four master planned lots during 1999.

     During 1997, the Company received a master plan approval for 354 residential unit equivalents on another portion of its property which overlooks the Jordanelle Reservoir in the vicinity of Keetley, Utah. The Company has prepared and submitted detailed development plans for a portion of this new project during 1998, and is pursuing final approvals for this development project.

     During the first quarter of 1998, the Company acquired the assets of New Quincy Mining Company (hereinafter "New Quincy") and Lucky Bill Mining Company (hereinafter "Lucky Bill"). The assets of New Quincy and Lucky Bill consisted of approximately 212 acres of land within the area of the Company's Flagstaff Mountain Resort project. This acquisition of land should greatly enhance the Company's development opportunities with the project. The Company exchanged 203,700 shares of its capital stock for the land (reference is made to the Prospectus which is a part of the Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission for a more complete description of the transaction).

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

     The Park City real estate market for single-family lots has been consistently good during the past several years and the Company expects the Park City real estate market to improve in the future.

     The International Olympic Committee has chosen the Salt Lake City metropolitan area, including Park City, to host the 2002 Winter Olympic Games. The Company believes that the national and international exposure of the Park City area before, during and after the 2002 Winter Olympic Games will favorably impact real estate values.

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

     The Company owns several underground mines, most of which are interconnected via underground tunnels and shafts. United Park's mining properties have not been operated since 1982, but are maintained on a stand-by basis. The Ontario Mine serves as United Park's primary facility for its maintenance activities; however, the Company also maintains facilities at several other locations. United Park has three principal shafts and four adits used for drainage, ventilation, and transportation as well as numerous drifts, raises, underground workings, and facilities on the surface of its properties. The maintenance activities on a number of these shafts and adits are undertaken to provide that all types of equipment are in adequate condition, that underground transportation and ventilation systems are adequate, and that the Company is in compliance with its governmental permits and regulations.

     The costs associated with maintaining and holding the Company's mining properties include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various governmental regulations.

     The Company, from time to time, performs tunnel maintenance and repair work for other entities on a contract basis. It has performed work for Park City in the Judge Tunnel and the Spiro Tunnel since 1991. The Company anticipates continued contract work in 1999.

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

     United Park remains in compliance under its environmental and regulatory permits issued by various governmental agencies. A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company again submitted written comments opposing the EPA's listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Mine Maintenance" for a more complete description of the issue.

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

     Mine Tour Attraction

     During 1995, the Company, assisted by an outside consultant, finalized the design, development and construction of a mine tour attraction at some of its mining facilities. The mine tour attraction is located at the Ontario Mine and includes history and mining exhibits, multi-media presentations, computer interactive programs, dioramas, a theater, and pictorial displays, along with a gift shop and a food concession. The primary attraction is an underground tour of a part of the Company's Ontario Mine. As part of this attraction, guests descend 1,500 feet into the Ontario Mine, ride a specially designed mine train through mine tunnels, view mine equipment from several different eras, and observe a multi-media presentation. The mine tour attraction is operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. and has been well received by the public. The mine tour attraction was opened to the public on December 15, 1995, and approximately 362,500 guests have experienced the mine tour attraction to date.

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

     In addition, United Park entered into three leases with GPCC. These leases have been amended from time to time. The leases, which together cover the surface of approximately 5,300 acres of land, permit the operation of ski lifts and ski runs on the leased land. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Certain portions of the Company's surface interest in the property subject to the leases may be sold by United Park subject to the lessees' rights of first refusal. Under the extension provisions, the leases require the lessees to pay rent to United Park annually at the greater of $0.50 per acre per year or (a) 1.0% of the first $100,000 of gross lift revenue, plus 0.5% of gross lift revenue in excess of $100,000, annually through the fiscal year ending April, 2011; (b) 2.0% of the first $100,000 of gross lift revenue, plus 1.0% of gross lift revenue in excess of $100,000, annually for fiscal years 2012 through 2031; and (c) 3.0% of the first $100,000 of gross lift revenue, plus 1.5% of gross lift revenue in excess of $100,000, annually for fiscal years 2032 through 2051. The Deer Valley and Park City resort operators paid United Park for the 1996-97 ski season a total of $176,969, and for the 1997-98 ski season, a total of $176,105.

     Employees
     ---------

     United Park and its subsidiary Park City Silver Mine Adventure, Inc. employ a total of thirty-eight full-time employees in their operations. United Park maintains a staff of nine full-time salaried employees in the Ontario #3 office. In addition, United Park maintains a staff of eight full-time salaried employees, seven full-time hourly employees and one part-time hourly employee, each of whom is an experienced underground miner, for its mine maintenance operations. Park City Silver Mine Adventure, Inc. maintains a staff of five full-time employees, nine full-time hourly employees and an average of approximately thirty part-time employees.

Item 2.   Description of Property

     In addition to the following description, please refer to Item 1. Description of Business under the headings "Real Estate," "Mine Maintenance" and "Resort Agreements."

     The Weber Coal Company


     The Weber Coal Company, a wholly-owned subsidiary of United Park, owns approximately 811 acres of fee land east of Coalville, Utah. Historically, Weber Coal was a coal producer, but the mines were plugged and abandoned in the 1950's. The Company has leased the surface of its properties for grazing and permits natural gas to be stored under the surface, but does not receive material revenue from these activities.

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

Item 3.   Legal Proceedings

     As of March 12, 1999, United Park was a party to the following legal proceedings:

          United States of America v. 107.28 Acres of Land, United Park City Mines Company, et al.
          Civil No. 2:88-C-0231C, United States District Court for the District of Utah

     In March, 1988, the United States of America filed a complaint in condemnation against United Park in order to take properties under power of eminent domain for the Jordanelle Dam and Reservoir and for relocation of highways in connection with the construction of the Jordanelle Dam and Reservoir. United Park has filed an answer to the complaint in condemnation in order to protect its rights and obtain just compensation. As a condition to the exercise of the power of eminent domain, the United States deposited $460,850 with the Registry of the court for the use and benefit of the landowner. Pursuant to a stipulation of the parties and order of the court, the deposited $460,850 and accrued interest was distributed to United Park; however, the stipulation and order provide that none of United Park's defenses raised in its answer are waived by its receipt of the deposited funds. When a final judgment is entered in this condemnation case, the final compensation awarded to United Park may be adjusted. The Company is currently pursuing a conclusion to this condemnation through mediation.


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

     On June 18, 1996, Gillmor filed a motion for summary judgment to quiet title in the name of Gillmor to the surface estate of the disputed real property. On July 16, 1996, Blue Ledge filed a detailed memorandum in opposition to Gillmor's motion for summary judgment. On September 18, 1996, Gillmor filed a notice of withdrawal of Gillmor's motion for summary judgment. While Gillmor has expressed the desire to pursue additional discovery in this case, Gillmor has not taken additional depositions or conducted any additional discovery in this matter.

          Sandra Shelton v. Park City Silver Mine Adventure, Inc., United Park City Mines Company, et al.
          Civil No. 2:99-CV-0200K, United States District Court of the District Utah

     On April 5, 1999, United Park received a copy of a complaint filed by a former employee of Park City Silver Mine Adventure, Inc. ("PCSMA") alleging violations of the Civil Rights Act of 1964, the Utah Anti-Discrimination Act and the Fair Labor Standards Act ("FLSA"). The complaint seeks $250,000 in compensatory damages and $500,000 in punitive damages based on allegations of sexual harassment and retaliation. It also seeks $250,000 in compensatory damages and $500,000 in punitive damages under an alleged FLSA claim.

     The plaintiff appears not to have exhausted the required administrative remedies for her discrimination claims. She cannot pursue these claims in federal court without receiving a notice of her right to sue from the administrative agency. Her FLSA claim does not, as a matter of law, state a FLSA claim.

     PCSMA plans to file a motion to dismiss, which it believes will be successful. United Park also plans to file a motion to dismiss.


Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The common stock of United Park City Mines Company (hereinafter "United Park" or "Company"), $.01 par value, is traded on the New York Stock Exchange under the symbol "UPK." As of March 12, 1999, United Park had 3,249,411 outstanding shares of common stock held by approximately 1,086 stockholders of record. The following table sets forth the high and low sales price for United Park's common stock during the last two years, as reported in the consolidated transaction reporting system.

                                           1998                                  1997
                         ----------------------------------------------------------------------------
                                 High                Low               High                Low
                         ----------------------------------------------------------------------------
First Quarter                       $37.8750           $25.5000            $13.750            $11.125
-----------------------------------------------------------------------------------------------------
Second Quarter                      $35.8125           $29.8750            $21.187            $12.375
-----------------------------------------------------------------------------------------------------
Third Quarter                       $30.5000           $27.6250            $27.500            $21.000
-----------------------------------------------------------------------------------------------------
Fourth Quarter                      $30.2500           $24.6250            $29.000            $25.500
-----------------------------------------------------------------------------------------------------

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

     Liquidity and Capital Resources


          Cash Flow
          ---------

     The Company's Consolidated Statements of Cash Flows reflects that $1,205,954 in net cash was provided by operating activities during 1998. In 1998, the Company used existing cash balances and its positive cash flow to fund its operations.

     During 1997, $1,971,269 in net cash was used in operating activities as stated in the Company's Consolidated Statements of Cash Flows. The Company used existing cash balances, proceeds from the sale of lots, some of the proceeds from borrowings, and a portion of the receipts from a rights offering to fund its operations in 1997.

     The Company's cash position increased by $529,596 during 1998. The Company used funds from its cash balances and its positive cash flow to fund its operations, capital asset additions and the development of its real estate projects during 1998. The Company spent $593,331 on capital expenditures in 1998 and expects additional capital expenditures at similar levels of capital activity through 1999 in connection with the approval and development of its Flagstaff Mountain Resort project, Bonanza Mountain Resort project and various other projects.

     To improve its cash position, the Company conducted a rights offering during 1997 and received $5,304,052 in net proceeds from the offering. An outstanding loan balance of $886,083 was repaid during 1997 using proceeds from lot sales and receipts from the rights offering.

          Real Estate Development
          -----------------------

     During 1995, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, developed forty-five improved building lots on a 258 acre parcel of land. This project is known as Hidden Meadows and Blue Ledge sold eighteen lots during 1995 and 1996. Blue Ledge sold an additional seven lots in the Hidden Meadows subdivision during 1997. During 1998, Blue Ledge sold nine lots in the Hidden Meadows subdivision.

     In December 1995, Blue Ledge obtained a $1,000,000 loan from a local bank. The funds from this loan were used to fund operations and developments. The unpaid principal on the loan carried interest at 1-1/2 percent over the bank's prime lending rate and was collateralized by the remaining land and improvements of the Hidden Meadows development. This loan was repaid in full during 1997.

     Pursuant to an agreement with Deer Valley Resort Company and others (collectively "Deer Valley"), United Park has the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land which are currently subject to the Deer Valley Ski Lease. The agreement further provides Deer Valley the opportunity to acquire United Park's interest in the surface estate to the balance of the land within the Deer Valley Ski Lease which is not developed by United Park. Both United Park's and Deer Valley's opportunities concerning these parcels of land currently under the Deer Valley Ski Lease are contingent upon master plan approval by the appropriate government agencies and acceptance of the master plan by United Park. With the appropriate approvals, the positive impact of this agreement upon the Company's real estate development could be substantial.

     In 1993, the Company began actively designing a real estate development project, known as Flagstaff Mountain Resort, on parcels of land currently included within the Deer Valley Ski Lease. In 1994, the Company requested annexation and master plan approval for the project from Park City Municipal Corporation ("Park City"). During 1995 and 1996, the Company revised the master plan and diligently pursued approval for the project with Park City. As provided by Utah statutes, the Company pursued its development opportunities for this project in Summit County pursuant to an application which the Company had previously filed with Summit County.

     In the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a 260 unit development in the Bonanza Flats area of that County and pursued approval for this project known as Bonanza Mountain Resort.

     During the second quarter of 1998, the Company combined its Bonanza Mountain Resort project into the master plan of the Flagstaff Mountain Resort project and pursued the necessary approvals for the two projects with Park City and Wasatch County as one master planned project. The Company received from Park City approval of the parameters by which Park City would annex and approve the master plan for the Company's Flagstaff Mountain project during the third quarter of 1998. As currently planned, Flagstaff Mountain Resort will feature a village concept with a 200-room hotel, a mix of multi-family uses of condominiums and townhouses totaling 420 units, 75,000 square feet of commercial space and 54 single-family dwellings. The Company anticipates master plan approval of the combined projects during 1999 and the Company expects to utilize proceeds from future lot sales and other forms of financing to obtain approval for these projects and the eventual development of the projects.

     Along with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the other developer's project which is known as Deer Crest. The Company received the necessary approvals for eight of the twelve lots in this project and began marketing these eight lots in the fourth quarter of 1998. Blue Ledge sold four of the approved eight lots during the last quarter of 1998 and expects to sell the remaining four approved units during 1999. The Company expects to receive the necessary approvals to develop the other four master planned lots during 1999.

     During the first quarter of 1998, the Company acquired the assets of New Quincy Mining Company (hereinafter "New Quincy") and Lucky Bill Mining Company (hereinafter "Lucky Bill"). The assets of New Quincy and Lucky Bill consisted of approximately 212 acres of land within the area of the Company's Flagstaff Mountain Resort project. This acquisition of land should greatly enhance the
Company's development opportunities with the project.   The Company exchanged
203,700 shares of its capital stock for the land (reference is made to the Prospectus which is a part of the Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission for a more complete description of the transaction).

     In 1997, the Company pursued and received a master plan approval for 354 residential unit equivalents on a portion of its property in the vicinity of Keetley, Utah. This property overlooks the Jordanelle Reservoir. During 1998, the Company prepared and submitted detailed development plans, and is actively pursuing final approval for these new development projects.

     The Company has also examined several of its other real estate parcels and believes that real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company will continue to pursue development of these properties as the opportunities arise.

          Mine Maintenance
          ----------------

     The Company incurs direct costs associated with maintaining and holding the Company's mining properties. These costs include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various regulations. The Company expended $1,356,434 in its mine maintenance activities during 1998 and $1,162,582 during 1997. The Company anticipates similar expenditures during 1999.

     In 1991, the Company entered into an agreement with Park City to perform tunnel maintenance work in the Spiro Tunnel and the Judge Tunnel, which tunnels supply some of Park City's culinary water. This contract provided revenue of $66,694 during 1998 and $103,127 during 1997. Additional work will be performed in the tunnels during 1999. The work involves reinforcement of the tunnels to avoid possible cave-ins which may restrict the flow of water.

     United Park continues to remain in compliance under all of its environmental and regulatory permits. A portion of United Park's mining property, known as "Richardson Flat Tailings," was proposed by the United States Environmental Protection Agency ("EPA") on June 24, 1988, by notice published in the Federal Register, to be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. United Park submitted written comments opposing the listing of the Richardson Flat Tailings site on a number of procedural and substantive grounds. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register.

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

     Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the

NPL and, if it is listed, whether further remedial actions will be required. United Park has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. It is believed that through the development of the recreation complex, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of such development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

          Mine Tour Attraction
          --------------------

     The Park City Silver Mine Adventure, which was designed and constructed by the Company during 1995, is located at the Ontario Mine and operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. The project included the remodeling and renovation of more than 30,000 square feet of building space above ground and the construction in that building of history and mining exhibits, multi-media presentations, computer interactive programs, dioramas, a theater, and pictorial displays, along with a gift shop and a food concession. The project also included construction underground which consisted of rehabilitation of shafts and tunnels along with the construction of specially designed cages, a mine train, exhibits and a multi-media presentation.

     Through 1998, the Company had on its books a total of $3,808,690 in undepreciated assets which are associated with the development and construction of the mine tour attraction. Management believes that their advertising, marketing and promotional efforts, and a continual emphasis on cost efficiencies will result in continued improvement in operations and the mine tour attraction becoming profitable in the near future.


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

     The Company and its operating subsidiaries have implemented a plan to review and update its information systems (computers and software) to insure that its systems are Y2K compliant and minimize, as much as possible, any impact from Y2K problems that the Company or the Company's suppliers may encounter. Under its plan, the Company's has reviewed, with its own staff and outside consultants, its information systems and identified the computers and software which will not be Y2K compliant. The Company is currently completing the remedies, corrections and updates to its information systems (computers and software) which correct or minimize the Company's risk. The costs associated with updating and correcting computers and software are not expected to exceed $30,000. The Company expects to be compliant by June 30, 1999.

     A part of the Company's plan is to identify and contact through letters and interviews significant service providers, vendors, suppliers and government entities that the Company believes to be critical to its normal business operations after January 1, 2000, in an effort to ascertain both their preparedness for the Y2K problem and the impact which their unpreparedness for the Y2K problem could have upon the Company. In most cases, those service providers, vendors, suppliers and government entities have exhibited a high degree of awareness of the problem and have willingly provided information concerning their state of readiness for the Y2K problem. This component of the plan is still ongoing.

     Also, a part of the Company's plan is to develop contingency measures intended to mitigate the possible disruption of its normal business operations that may result from the Y2K issue and to identify the costs for such plans. Contingency measures may include stockpiling materials, securing alternative sources of supplies, adjusting hours of operations and work-force, manual operation of facilities and the manual recording and manipulation of data. Because of the Company's small size, the costs of these contingency measures are not expected to be either material or significant.

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

     Results of Operations

          1998 Compared with 1997
          -----------------------

     The Company experienced a net profit of $648,995 for 1998 and a net loss of $2,339,090 for 1997. The net profit for 1998 resulted from lot sales in the Hidden Meadows subdivision and the Deer Crest development, and increased cost efficiencies with the mine tour attraction. The net loss for 1997 is primarily the result of lower than expected sales of lots in the Hidden Meadows subdivision, costs exceeding revenue on the mine tour attraction, and continued costs associated with mine maintenance.

     Revenue in 1998 totaled $7,253,172, an increase of 132% over 1997 revenues. The increase in revenues is the result of increased lot sales in the Company's development projects.

     Blue Ledge sold nine lots in the Hidden Meadows subdivision during 1998. During 1997, Blue Ledge sold seven lots in the Hidden Meadows subdivision.

     In the fourth quarter of 1998, Blue Ledge sold four lots in the Deer Crest development. There were no lots available for sale in the Deer Crest development during 1997.

     During 1998, Park City Silver Mine Adventure, Inc. generated $1,484,510 in revenues and experienced $1,672,585 in operating expenditures. Park City Silver Mine Adventure, Inc. generated $1,440,947 in revenues and experienced $1,970,319 in operating expenditures during 1997. The mine tour attraction revenues accounted for 20% of the Company's total revenue for 1998 and 46% of the Company's total revenue in 1997.

     Interest income increased $72,758 or 135% during 1998 when compared with 1997. The increase is the result of larger cash balances available for investment during 1998.

     When compared with 1997, the Company experienced a 35% decrease in revenues during 1998 and a more modest decrease in expenses associated with contract services as a result of the Company's mine crews not being available to perform as much work for third parties as in the prior year. The Company anticipates that the contract work will increase during 1999.

     The Company's other income decreased 48% during 1998 as a result of decreased use of the Company's land and properties by third parties for the production of motion pictures when compared with 1997.

     Increased labor, material and contractor costs resulted in an increase in mine maintenance and administrative costs of approximately 17% during 1998, when compared with the same period in 1997. The increase in such costs is due to the Company's allocation of personnel and resources to its tunnel maintenance activities and its efforts to improve and mitigate problems with water drainage from its vast mountainous properties.

     The Company's interest expense decreased 60% during 1998, when compared with 1997. This decrease in interest expense is the result of decreased bank borrowings and borrowings from third parties during 1998.

          Outlook
          -------

     The Company believes that its existing capital resources and anticipated cash flows from operations will provide it with sufficient funds to meet its anticipated capital and operating requirements for 1999.

     Blue Ledge anticipates selling the remaining eleven building lots in the Hidden Meadows subdivision and the remaining four approved lots in the Deer Crest project during 1999. As the development of the Hidden Meadows subdivision is substantially complete, Blue Ledge does not expect to incur any substantial additional costs with this subdivision.

     The Company believes that it will continue to incur development costs in gaining approval for its Flagstaff Mountain Resort, Bonanza Mountain Resort, and its various other projects, and expects to continue funding those costs through its cash flows. The Company anticipates receiving proceeds from lot sales from the remaining lots in the Hidden Meadows subdivision and the Deer Crest project beginning with the second quarter of 1999. As development opportunities with other parcels of the Company's real estate arise, the Company intends to pursue those opportunities and will fund such development, as it then deems appropriate.

     Based upon projected revenues and expenses, the Company remains optimistic that its wholly owned subsidiary Park City Silver Mine Adventure, Inc. should continue to decrease its operating costs while increasing revenues throughout 1999 and, in time, should contribute to the Company's future cash flows.

     Impact of Recently Issued Accounting Standards:

     The Company has reviewed all recently issued Accounting Standards and does not believe that any of the Standards will have a material effect upon the financial statements of the Company.

Item 7.   Financial Statements

                       Report of Independent Accountants



To the Board of Directors and Stockholders of United Park City Mines Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of United Park City Mines Company (the "Company") as of December 31, 1998, and the consolidated results of their operations, changes in stockholders' equity and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


Salt Lake City, Utah
March 19, 1999

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               December 31, 1998


                                    ASSETS

Cash and cash equivalents.......................................................                $  3,890,474
Accounts receivable.............................................................                      55,411
Prepaid expenses................................................................                     183,546
Inventories.....................................................................                     173,435
Deferred income taxes...........................................................                     270,068
Other...........................................................................                      21,100
                                                                                                ------------
                                                                                                   4,594,034
                                                                                                ------------
Real estate:
     Hidden Meadows development.................................................                     858,207
     Deer Crest development.....................................................                     503,590
     Deferred development costs - other.........................................                   1,975,142
                                                                                                ------------
                                                                                                   3,336,939
                                                                                                ------------
Property and equipment:
     Mine shaft, buildings, and equipment.......................................                   4,070,933
     Mine tour attraction.......................................................                   4,949,448
     Construction-in-progress...................................................                     235,968
     Resort facilities..........................................................                      58,077
     Less accumulated depreciation..............................................                  (4,899,739)
                                                                                                ------------
                                                                                                   4,414,687
                                                                                                ------------
Land less accumulated depletion of $1,062,190...................................                  12,982,458
Water rights....................................................................                     400,000
                                                                                                ------------
                                                                                                  17,797,145
                                                                                                ------------
Total assets....................................................................                 $25,728,118
                                                                                                ============

                                -- continued --

The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               December 31, 1998


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable................................................................                $    438,984
Accrued liabilities.............................................................                     637,733
                                                                                                ------------
     Total liabilities..........................................................                   1,076,717
                                                                                                ------------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity:
     Capital stock, $.01 par value:
       Authorized:  3,750,000 shares
       Issued:  3,249,411 shares ...............................................                      32,494
     Capital in excess of par value.............................................                  41,982,640
     Accumulated deficit........................................................                 (17,179,949)
                                                                                                ------------
                                                                                                  24,835,185
                                                                                                ------------
     Less cost of  treasury stock: 1,294 shares.................................                    (183,784)
                                                                                                ------------
     Total stockholders' equity.................................................                  24,651,401
                                                                                                ------------
         Total liabilities and stockholders' equity.............................                $ 25,728,118
                                                                                                ============

The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 1998 and 1997


                                                                                 1998                   1997
Revenues:                                                                     -----------           -----------
     Lot sales................................................                $ 5,359,000           $ 1,270,000
     Mine tour attraction.....................................                  1,484,510             1,440,947
     Interest.................................................                    126,835                54,077
     Royalties and rentals....................................                    173,105               178,009
     Contract services........................................                     66,694               103,127
     Other....................................................                     43,028                82,848
                                                                              -----------           -----------
                                                                                7,253,172             3,129,008
                                                                              -----------           -----------

Expenses:

     Cost of lot sales and selling expense....................                  1,956,288               867,408
     Mine tour attraction.....................................                  1,672,585             1,970,319
     General and administrative costs.........................                    798,135               798,814
     Mine maintenance and administrative costs................                  1,356,434             1,162,582
     Contract services costs..................................                     40,037                61,080
     Depreciation.............................................                    522,340               497,668
     Interest.................................................                     43,995               109,969
                                                                              -----------           -----------
                                                                                6,389,814             5,467,840
                                                                              -----------           -----------

Net income (loss) before income taxes.........................                    863,358            (2,338,832)

Income tax provision..........................................                   (214,363)                 (258)
                                                                              -----------           -----------

Net income (loss).............................................                $   648,995           $(2,339,090)
                                                                              ===========           ===========

Net income (loss) per share:
Basic.........................................................                  $  0.20               $ (0.84)
Diluted.......................................................                  $  0.20               $ (0.84)
                                                                             ============           ===========

Weighted average shares outstanding:
Basic........................................................                   3,222,065             2,777,222
Diluted.......................................................                  3,255,398             2,777,222
                                                                             ============           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1998 and 1997

                                  Capital Stock        Capital in       Total         Treasury  Stock            Total
                             ------------------------   Excess of    Accumulated  ------------------------   Stockholders'
        Description             Shares      Amount      Par Value      Deficit       Shares       Amount        Equity
---------------------------- ----------   -----------  ----------- -------------- -----------  -----------  --------------
Balance at December 31, 1996  2,701,544       $27,015  $31,126,187  $ (15,489,854)      1,294    $(183,784)   $ 15,479,564

Rights Offering (1).......      340,000         3,400    5,300,652                                               5,304,052
Exercise of stock option..        4,167            42       28,602                                                  28,644
Net loss..................                                             (2,339,090)                              (2,339,090)
                             ----------   -----------  ----------- -------------- -----------  -----------  --------------

Balance at December 31, 1997  3,045,711     $  30,457  $36,455,441  $ (17,828,944)      1,294    $(183,784)   $ 18,473,170

Issue of stock for land...      203,700         2,037    5,527,199                                               5,529,236
Net income................                                                648,995                                  648,995
                             ----------   -----------  ----------- -------------- -----------  -----------  --------------

Balance at December 31, 1998  3,249,411     $  32,494  $41,982,640  $ (17,179,949)      1,294   $ (183,784)   $ 24,651,401
                             ==========   ===========  =========== ============== ===========  ===========  ==============

(1) Net of offering expenses of $135,948.

The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1998 and 1997

                                                                                    1998                  1997
Cash flows from operating activities:                                         ---------------       ---------------
     Net income (loss)...............................................         $     648,995         $  (2,339,090)
     Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation................................................               522,340               497,668
         Deferred income taxes.......................................               205,134                     0
         Increase (decrease) from changes in:
              Accounts receivable....................................                40,609               (50,645)
              Prepaid expenses, inventory and other assets...........                28,582               (29,733)
              Subdivision development costs..........................             1,386,025               645,175
              Deferred development costs - other.....................            (1,563,083)             (384,916)
              Accounts payable and accrued liabilities...............                12,352              (305,654)
              Contracts payable......................................               (65,000)              (16,875)
              Other..................................................               (10,000)               12,801
                                                                                --------------       --------------
                  Total adjustments..................................               556,959               367,821
                                                                                --------------       --------------
                  Net cash provided by (used in) operating activities             1,205,954            (1,971,269)
                                                                                --------------       --------------

Cash flows from investing activities:
     Construction-in-progress........................................               (35,975)              (29,509)
     Capital expenditures ...........................................              (593,331)             (135,362)
                                                                                --------------       --------------
                  Net cash used in investing activities..............              (629,306)             (164,871)
                                                                                --------------       --------------

Cash flows from financing activities:
     Costs related to issuing stock for land.........................               (47,052)
     Proceeds from rights offering ..................................                                   5,440,000
     Costs associated with rights offering ..........................                                    (135,948)
     Principal payments on bank note payable.........................                                    (886,083)
     Proceeds from sale of stock under employee stock option ........                                      28,644
                                                                                --------------       --------------
                  Net cash provided by financing activities..........               (47,052)            4,446,613
                                                                                --------------       --------------

Net increase in cash and cash equivalents............................               529,596             2,310,473
Cash and cash equivalents-beginning of period........................             3,360,878             1,050,405
                                                                                --------------       --------------
Cash and cash equivalents-end of period..............................           $ 3,890,474          $  3,360,878
                                                                                ==============       ==============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the periods presented for interest  (net of
     interest capitalized of $ 0 in 1998 and $ 0 in 1997)............          $     43,995           $   109,969
                                                                                ==============       ==============

During 1998, the Company acquired land in exchange for 203,700 shares of the Company's capital stock with a value of $5,576,287.

The accompanying notes are an integral part of the consolidated financial statements.

1.       Significant Accounting Policies:

         A.       Principles of Consolidation

         The consolidated financial statements include the accounts of United Park City Mines Company (the "Company") and its wholly-owned subsidiaries.

         The Company's current principal business is the development, sale, and lease of real estate located near Park City, Utah. The Company has historically been engaged in mining in Park City and is currently maintaining its mining properties in an inactive status. In addition, the Company operates a mine tour attraction near Park City which was opened in 1995.

         The Company believes that cash and cash equivalents at December 31, 1998 plus cash flows from the sale of lots in the Hidden Meadows subdivision and the Deer Crest project will be sufficient to fund its on-going operations in 1999.

         B.       Cash and Cash Equivalents

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

         Depreciation for assets purchased after 1982 has been computed on the straight-line method of depreciation over the following useful lives:

                   Automobiles, equipment and furniture        3-5 years
                   Real property and related improvements      15 years
                   Mine tour attraction                        3-20 years

         Upon the sale or retirement of property and equipment, any gain or loss on disposition is reflected in the consolidated statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

                                 - continued -

         The units-of-production method of depletion has been adopted based on estimates of ultimate ore reserves and mine production. However, the provision in any one-year is limited by the royalty income received.

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

         F.       Inventories

         Material and supplies inventory for mine maintenance and gift shop and concessions inventory for the mine tour attraction are stated at the lower of cost (first-in, first-out) or market.

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

         Expenditures relating to the future development of real estate held by the Company are deferred and shown as an asset on the balance sheet as they are expected to be recoverable through future sales. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative fair value basis. If necessary, a valuation allowance is recorded to reflect an impairment in the carrying value of deferred real estate development costs or land that is held for sale, lease or development. Additionally, although the Company believes that it has no current requirements to incur remediation or reclamation costs, should the Company pursue development of certain land parcels in the future, it could incur material environmental costs related to preparing those parcels of land for development.

         Management believes that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the real estate.

         H.       Net Income (Loss) Per Share

         Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of capital shares outstanding. Diluted net income (loss) per share was computed by dividing the net income
(loss) by the sum of the weighted average number of capital shares and the effect of dilutive unexercised stock options. Options to purchase 33,333 shares of capital stock at $6.874 per share were outstanding during 1998 and were included in the computation of diluted net income per share. For the year ended December 31, 1997, These options were not included in the computation of net loss per share because the effect would have been antidilutive.

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

         J.       Rights Offering

         During the third quarter of 1997, the Company conducted a rights offering to raise additional capital to repay short-term indebtedness, to continue its real estate development activities, and to provide working capital for the Company's continuing operations. In the rights offering, the Company issued to its stockholders non-transferable rights "(Rights)" to subscribe for up to 340,000 additional shares of its capital stock. Such Rights were issued to the holders of capital stock as of the close of business on August 18, 1997 (the "Record Date"). The stockholders as of the Record Date received one (1) Right for each eight (8) shares of capital stock they owned on the Record Date. The Rights were not transferable and they were not traded on any exchange. Each Right entitled the holder thereof to subscribe for one (1) additional share of capital stock for $16.00 and provided a right to subscribe for any shares which were unsubscribed for in the rights offering.

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

3.       Ski Leases:

         The Company has leased certain surface rights representing approximately 5,273 acres to Greater Park City Company for use in its resort operations. Greater Park City Company has assigned some of its rights in a separate lease to Deer Valley Resort Company. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Annual rentals are calculated as a percent of Gross Ski Revenue as defined by the lease agreement and subsequent amendments thereto, but not less than a minimum annual rental fee of fifty cents per acre leased. Greater Park City Company and Deer Valley Resort Company paid United Park for the 1996-97 ski season, a total of $176,969 and for the 1997-98 ski season, a total of $176,105.

                                 - continued -

4.       Income Taxes:

         The income tax provision for the years ended December 31, 1998 and 1997 consists of the following:

                                                                               1998          1997
                                                                          ------------- -------------
                   Current tax provision                                  $   (9,229)     $   (258)
                   Deferred tax provision                                   (205,134)            0
                                                                          ------------- -------------

                   Income tax provision                                    $(214,363)     $   (258)
                                                                          ============= =============

         The reported provision from income taxes varies from the amount that would be provided by applying the statutory U. S. Federal income tax rate to income before taxes for the following reasons:

                                                                               1998         1997
                                                                          ------------- -------------
                   Federal statutory tax (benefit) provision                 $293,542     $(795,203)

                   Increase (reduction) in taxes resulting from:
                     State income taxes (net of federal benefit)                8,786       (76,850)
                     Alternative minimum tax                                    8,829             0
                     Change in valuation allowance                           (150,649)      870,836
                     Other                                                     53,855         1,475
                                                                          ------------- -------------

                   Income tax provision                                      $214,363   $       258
                                                                          ============= =============

         At December 31, 1998 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $16,578,485 and $5,432,360 respectively, which will expire between 1999 and 2012 if not used to reduce future taxable income.

         The components of the net deferred tax asset and liability as of December 31, 1998 are as follows:

                   Deferred tax assets:
                     Tax net operating loss carryforwards                  $ 5,815,953
                     Tax credit carryforwards                                    5,447
                     Charitable contributions carryover                          6,536
                     Valuation allowance                                    (4,856,114)
                                                                           -----------
                        Total deferred tax asset                               971,822
                   Deferred tax liability:
                     Excess tax depreciation and amortization                 (701,754)
                                                                           -----------
                     Net deferred tax asset                                $   270,068
                                                                           ===========

         The valuation allowance at December 31, 1998 has been provided to reduce the total deferred tax assets to the amount, which is considered more likely than not to be realized. The net decrease in the valuation allowance for the year ended December 31, 1998 was $150,649. The change in the valuation allowance is due to a revised estimate of the expected future utilization of federal net operating loss carryforwards and the expiration of state net operating loss carryforwards.

                                 - continued -

5.       Industry Segments:

         During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company is organized into the following industry segments and management accounts for revenues from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance, Real Estate and Mine Tour. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs.

    December 31, 1998:               Mine Maint.      Real Estate       Mine Tour         Other            Total
    ------------------               -----------    -------------     -----------      -----------   -------------
    Revenue..........................  $  93,944    $   5,529,048     $1,484,510       $   145,670   $   7,253,172
    Operating income (loss)(1).......   (872,095)       3,364,462       (623,588)       (1,005,421)        863,358
    Identifiable assets..............    824,823       16,364,709      4,078,396         4,460,190      25,728,118
    Depreciation.....................    100,038            2,905        389,695            29,702         522,340
    Capital expenditures,
    including deferred real
    estate development costs..........    24,001          545,010        104,465         7,076,656       7,750,132

    December 31, 1997:               Mine Maint.      Real Estate       Mine Tour         Other            Total
    ------------------               -----------    -------------     ------------      ----------   -------------
    Revenue.........................  $  143,846    $   1,465,667     $  1,464,371      $   55,124   $   3,129,008
    Operating income (loss)(1)......  (1,133,752)         466,600       (925,949)         (745,989)     (2,338,832)
    Identifiable assets.............     879,915       10,150,435      4,310,985         4,261,199      19,602,534
    Depreciation....................      81,442            4,254        370,374            41,598         497,668
    Capital expenditures,
    including deferred real
    estate development costs........      11,332          384,916        117,267            36,272         549,787

    (1) Earnings before taxes


         All of the segment revenues are derived from within the United States and all segment assets are located in the United States. The Real Estate segment had four customers from which revenues exceeded 10% of the Company's total revenues. These real estate sales were one-time sales to those particular customers and are not expected to reoccur to those customers due to the nature of real estate sales.

6.       Contingencies:

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

                                 - continued -

         The Settlement Agreement provides the Company the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land, which are currently subject to the Deer Valley Ski Lease. The Settlement Agreement further provides Deer Valley the opportunity to acquire the Company's interest in the surface estate to the balance of the land within the Deer Valley Ski Lease. Both the Company's and Deer Valley's opportunities concerning those parcels of land covered under the Deer Valley Ski Lease are contingent upon master plan approval by the appropriate government agencies and acceptance of the master plan by the Company.

         If the appropriate government agencies do not approve the master plan or if the Company does not accept the master plan, the land within the Deer Valley Ski Lease will remain encumbered by the Deer Valley Ski Lease. If master plan approval is obtained and accepted, the Deer Valley Ski Lease will be terminated. The Company could then proceed to develop those certain parcels of land which were formerly encumbered by the Deer Valley Ski Lease and would convey the balance of the surface estate of the land formerly encumbered by the Deer Valley Ski Lease to Deer Valley. Additionally, if and when the master plan is accepted by both the Company and the appropriate government agencies, the exchange of the surface rights to the land by the Company for the termination of the Deer Valley Ski Lease and the right to develop the land previously encumbered by the lease will represent an exchange of similar productive assets. Accordingly, the Company will transfer its basis in the surface rights to the land to the basis in the land to be developed that was previously encumbered by the Deer Valley Ski Lease, with no gain or loss recognized.

         Richardson Flat

         A portion of United Park's mining property, known as "Richardson Flat Tailings," was proposed by the United States Environmental Protection Agency ("EPA") on June 24, 1988, by notice published in the Federal Register, to be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. United Park submitted written comments opposing the listing of the Richardson Flat Tailings site on a number of procedural and substantive grounds. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register.

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

         Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. United Park has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. It is believed that through the development of the recreation complex, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be

                                  -continued-
resolved. However, should substantial remediation be required at the site beyond the scope of such development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

7.       Retirement Savings  Plan:

         The Company has a contributory 401(k) Retirement Savings Plan covering all employees who have completed one year of continuous service and have attained the age of 21. Under the provisions of the Plan, the Company contributes $0.50 for each dollar contributed by eligible employees up to a limit of $1,000 per employee per year. Company contributions are 100% vested after six years of continuous service. Total Company expense for the plan in 1998 and 1997 was $20,862 and $19,662, respectively.

8.       Stock Options:

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

         Outstanding stock options must be exercised during employment or within three months after termination (other than by reason of death) as to any shares of Common Stock which the employee might have purchased as of the date of - termination.

         The Plan provides that new stock options can be granted under the Plan to holders of existing options in exchange for cancellation of the existing options, in the sole discretion of the Committee or the Board of Directors.

                                 - continued -

         Stock options under the Company's incentive and non-statutory stock option plan were as follows:

                                                              ---------------------- ---------------------
                                                                      1998                   1997
                                                              ---------------------- ---------------------
                                                                         Exercise              Exercise
                                                                         Price per             Price per
    Options:                                                     Shares    Share     Shares      Share
    ------------------------------------------------------------------------------------------------------
    Outstanding and exercisable at beginning of year            33,333     $6.874    37,500      $6.874
    Granted                                                          0                    0
    Exercised                                                        0               (4,167)     $6.874
    Forfeited and/or expired                                         0                    0
                                                              ----------             ---------

    Outstanding and exercisable at end of year                  33,333     $6.874    33,333      $6.874
    ------------------------------------------------------------------------------------------------------

         The weighted average remaining contractual life of the outstanding and exercisable options is 6 years.

         At December 31, 1998, a total of 87,500 shares were available for grants of additional options under the plan.

         Pro forma disclosures of net income and earnings per share are not included, as there were no options granted subsequent to December 31, 1995.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Information concerning the Directors and Executive Officers of the Registrant is incorporated herein by reference from page 2 of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Proposal Number 1-To Elect Four Directors to the Board of Directors."

Item 10.          Executive Compensation

Information concerning Executive Compensation of the Registrant's executive officers is incorporated herein by reference from pages 3 and 4 of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference from pages 4 and 5 of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 12.          Certain Relationships and Related Transactions

Not Applicable

Item 13.          Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Form 10-KSB pursuant to Item 601 of Regulation S-B:

----------------------------------------------------------------------------------------------------------------------------
       Reg. S-B                                                                                              Sequential
      Reference                                                                                                 Page
        Number                                             Document                                            Number
----------------------------------------------------------------------------------------------------------------------------
         3.1             Restated   Certificate  of  Incorporation,   as  amended  by  Certificate  of           1
                         Amendment of Restated Certificate of Incorporation
----------------------------------------------------------------------------------------------------------------------------
         3.2             Amendment  to  Restated  Certificate  of  Incorporation  filed in Delaware on           2
                         December 19, 1990
----------------------------------------------------------------------------------------------------------------------------
         3.3             Amendment  to  Restated  Certificate  of  Incorporation  filed in Delaware on           5
                         September 8, 1993
----------------------------------------------------------------------------------------------------------------------------
         3.4             Amendment  to  Restated  Certificate  of  Incorporation  filed in Delaware on           7
                         August 25, 1995
----------------------------------------------------------------------------------------------------------------------------
         3.5             Bylaws                                                                                  1
----------------------------------------------------------------------------------------------------------------------------
         10.1            Purchase  Agreement  dated  January 1, 1971  between  United  Park City Mines           1
                         Company and Greater  Park City Company  (formerly  Treasure  Mountain  Resort
                         Company),  as amended by First Amendment to Purchase Agreement dated June 11,
                         1971,  Second  Amendment to Purchase  Agreement  dated March 30, 1972,  Third
                         Amendment to Purchase  Agreement dated April 2, 1975, and Fourth Amendment to
                         Purchase Agreement dated July 1, 1975
----------------------------------------------------------------------------------------------------------------------------
         10.2            Memorandum  of  Agreement  dated June 23,  1975 among  United Park City Mines           1
                         Company,  Greater  Park  City  Company,  Unionamerica,   Inc.,  Royal  Street
                         Corporation,  Morgan  Guaranty  Trust  Company  of New York as  Trustee,  The
                         Fidelity Bank as Trustee, and Alpine Meadows of Tahoe, Inc.
----------------------------------------------------------------------------------------------------------------------------
         10.3            Substituted  Escrow  Agreement  dated October 11, 1975 among United Park City           1
                         Mines Company,  Greater Park City Company, Royal Street Land Company, Greater
                         Properties,  Inc., Park Properties, Inc., and First Security Bank of Utah, as
                         trustee and escrow  agent,  as amended by  Amendment  to  Substituted  Escrow
                         Agreement dated October 1, 1979
----------------------------------------------------------------------------------------------------------------------------
         10.4            Acquisition  Agreement  dated  October 11,  1975  between  Greater  Park City           1
                         Company and Royal Street Land Company
----------------------------------------------------------------------------------------------------------------------------
         10.5            Resort  Area Lease  dated  January  1, 1971  between  United  Park City Mines           1
                         Company and Greater  Park City  Company,  as amended by  Amendment  to Resort
                         Area Lease dated May 1, 1975 and Second  Amendment to Resort Area Lease dated
                         June 19, 1980,  and Third  Amendment to Resort Area Lease dated  December 12,
                         1980
----------------------------------------------------------------------------------------------------------------------------
         10.6            Crescent  Ridge Lease dated  January 1, 1971  between  United Park City Mines           1
                         Company and Greater  Park City  Company,  as amended by Crescent  Ridge Lease dated May 1, 1975
----------------------------------------------------------------------------------------------------------------------------
         10.7            Deer  Valley  Lease  dated  January 1, 1971  between  United  Park City Mines           1
                         Company and Greater Park City Company,  as amended by Deer Valley Lease dated
                         May 1, 1975,  and  Amendment  to Deer  Valley  Lease  dated May 21,  1979 and
                         Second Amendment to Deer Valley Lease dated July 31, 1980
----------------------------------------------------------------------------------------------------------------------------
         10.8            Water Rights  Purchase  Agreement  dated January 1, 1971 between  United Park           1
                         City Mines Company and Greater Park City Company,  as amended by Amendment to
                         Water Rights Purchase  Agreement dated February 10, 1975 and Second Amendment to Water Rights Purchase Agreement dated July 1, 1975
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
       Reg. S-B                                                                                              Sequential
      Reference                                                                                                 Page
        Number                                             Document                                            Number
----------------------------------------------------------------------------------------------------------------------------
         10.9            Settlement  Agreement  and  Release  by and  between  United  Park City Mines           4
                         Company,  Royal Street Land Company, Deer Valley Resort Company, Royal Street
                         of Utah, Royal Street Development  Company,  and Wells Fargo Bank, N.A. dated
                         November 6, 1992
----------------------------------------------------------------------------------------------------------------------------
        10.10            Employment  Agreement  dated  June 1, 1994 by and  between  United  Park City           6
                         Mines Company and Hank Rothwell
----------------------------------------------------------------------------------------------------------------------------
        10.11            Incentive  Stock Option  Agreement  dated June 27, 1994 by and between United           6
                         Park City Mines Company and Hank Rothwell
----------------------------------------------------------------------------------------------------------------------------
        10.12            Incentive  Stock Option  Agreement dated August 2, 1994 by and between United           6
                         Park City Mines Company and Edwin L. Osika, Jr.
----------------------------------------------------------------------------------------------------------------------------
        10.13            Employment  Agreement  dated  June 1, 1997 by and  between  United  Park City           8
                         Mines Company and Hank Rothwell
----------------------------------------------------------------------------------------------------------------------------
        10.14            Agreement of Purchase and Sale of Assets  between New Quincy  Mining  Company           9
                         as Seller and United Park City Mines Company, dated December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
        10.15            Agreement of Purchase and Sale of Assets  between  Lucky Bill Mining  Company           9
                         as Seller and United Park City Mines Company, dated December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
         22.1            Subsidiaries of the Registrant                                                          3
----------------------------------------------------------------------------------------------------------------------------
          27             Financial Data Schedule                                                                32
----------------------------------------------------------------------------------------------------------------------------
          99             Prospectus  which is a part of the Form S-3,  Amendment No. 1, dated April 8,          10
                         1998, filed by the Company with the Securities and Exchange Commission
----------------------------------------------------------------------------------------------------------------------------

1 Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 1987 (Registration Number 33-11328)
2 Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission on January 28, 1991 (Registration Number 33-37914)
3 Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989
4 Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992
5 Incorporated by reference from Amendment Number 1 of the Registrant's registration statement on Form S-3 filed with the Securities and Exchange Commission on October 12, 1993 (Registration Number 33-67458)
6 Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
7 Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 7, 1995
8 Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999
9 Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 19, 1998
10 Incorporated by reference from the Registrant's Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission

(b)       Reports on Form 8-K:

Registrant filed a Form 8-K with the Securities and Exchange Commission on February 19,1998 reporting thereon the acquisitions of assets of New Quincy Mining Company and Lucky Bill Mining Company.

(b)         Reports on Form 8-K, Continued:

Registrant filed a Form 8-K with the Securities and Exchange Commission on April 8, 1998 reporting additional purchases of its capital stock by Labrador Partners L.P., Farley Capital L.P. and Stephen L. Farley.

Registrant filed a Form 8-K with the Securities and Exchange Commission on April 23, 1998 reporting additional purchases of its capital stock by Labrador Partners L.P., Farley Capital L.P. and Stephen L. Farley.

The above identified Reports on Form 8-K are hereby incorporated into this Form 10-KSB by reference.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          UNITED PARK CITY MINES COMPANY
                                                                                   (Registrant)


                        April 14, 1999                                           s/ Hank Rothwell
          --------------------------------------------          ----------------------------------------------------
                             Date                                                  Hank Rothwell
                                                                 President, Chief Executive Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                    CAPACITY                                  DATE


             s/ Alan L. Gordon                                                                     April 14, 1999
---------------------------------------------                                             ----------------------------------
              Alan L. Gordon                                  Director                                  Date


            s/ Joseph S. Lesser                                                                    April 14, 1999
---------------------------------------------                                             ----------------------------------
             Joseph S. Lesser                                 Director                                  Date


             s/ Hank Rothwell                                                                      April 14, 1999
---------------------------------------------                                             ----------------------------------
               Hank Rothwell                   President, Chief Executive Officer, and                  Date
                                                              Director


          s/ Edwin L. Osika, Jr.                                                                   April 14, 1999
---------------------------------------------                                             ----------------------------------
            Edwin L. Osika, Jr.                 Executive Vice President, Secretary,                    Date
                                               Treasurer, Chief Financial Officer, and
                                                              Director


           s/ Micheal R. Salmond                                                                   April 14, 1999
---------------------------------------------                                             ----------------------------------
            Micheal R. Salmond                Controller, and Chief Accounting Offical                  Date
