Form 10QSB
period 1999-06-30
UNITED PARK CITY MINES CO
filed 1999-08-13
CIK 101424

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended
     June 30, 1999 or
     -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
     _____________  to  ____________


Commission File Number:                   1-3753
                        --------------------------------------------------------

                        UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


               Delaware                                   87-0219807
-----------------------------------------       --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization.)                    Identification No.)


     P. O. Box 1450, Park City, Utah                         84060
-----------------------------------------       --------------------------------
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

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   3,249,411, as of August 11, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ____; No  X .
                                                                         ---

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 2


                        PART I - FINANCIAL INFORMATION
                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                                       June 30,
                                                                                                        1999
                                                                                                   -------------
ASSETS:

Cash and cash equivalents............................................................                 $1,820,899
Accounts receivable..................................................................                    176,091
Prepaid expenses.....................................................................                    132,114
Material and supplies inventories....................................................                    196,712
Deferred income taxes................................................................                    270,068
Other................................................................................                     21,100
                                                                                                   -------------
                                                                                                       2,616,984
                                                                                                   -------------

Real Estate:
  Hidden Meadows development costs...................................................                    858,207
  Deer Crest development.............................................................                    504,502
  Deferred development costs - other.................................................                  2,732,453
                                                                                                   -------------
                                                                                                       4,095,162
                                                                                                   -------------

Property and Equipment:
  Mine shaft, buildings, and equipment...............................................                  4,091,863
  Mine tour attraction...............................................................                  4,977,453
  Construction-in-progress...........................................................                    252,533
  Resort facilities..................................................................                     58,077
  Less accumulated depreciation......................................................                 (5,157,558)
                                                                                                   -------------
                                                                                                       4,222,368

Land less accumulated depletion of $1,062,190........................................                 12,994,722
Water rights.........................................................................                    400,000
                                                                                                   -------------
                                                                                                      17,617,090
                                                                                                   -------------

Total assets.........................................................................                $24,329,236
                                                                                                   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                    June 30,1999
                                                                          Page 3

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                                        June 30,
                                                                                                          1999
                                                                                                     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable.....................................................................                $   403,343
Accrued liabilities..................................................................                    724,079
                                                                                                     -----------
    Total liabilities................................................................                  1,127,422
                                                                                                     -----------


Stockholders' equity:
    Common stock, $.01 par value:
      Authorized:  3,750,000 shares
      Issued:  3,249,411 shares......................................................                     32,494
    Capital in excess of par value...................................................                 41,982,640
    Accumulated deficit..............................................................                (18,629,536)
                                                                                                     -----------
                                                                                                      23,385,598
    Less cost of treasury stock - 1,294 shares (at cost).............................                   (183,784)
                                                                                                     -----------
    Total stockholders' equity.......................................................                 23,201,814
                                                                                                     -----------

Total liabilities and stockholders' equity...........................................                $24,329,236
                                                                                                     ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 4


                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                       For Three Months Ended                  For Six Months Ended
                                                    -----------------------------          ------------------------------
                                                     June 30,            June 30,            June 30,            June 30,
                                                       1999                1998                1999                1998
                                                   ----------          ----------          ----------          ----------
Revenues:
 Lot sales................................                             $  385,000                              $1,090,000
 Mine tour attraction.....................         $  321,391             355,296          $  546,633             631,773
 Interest.................................             27,994              36,755              65,190              71,654
 Royalties and rentals....................             25,532              48,755             113,931             142,005
 Contract services........................             47,336              14,741             103,439              62,666
 Other....................................             15,608               3,135              31,719               6,084
                                                   ----------          ----------          ----------          ----------
                                                      437,861             843,682             860,912           2,004,182
                                                   ----------          ----------          ----------          ----------
Expenses:
 Cost of lot sales and selling expense....             31,878             186,328              64,533             603,896
 Mine tour attraction.....................            347,670             390,020             675,575             745,221
 General and administrative costs.........            235,225             279,519             467,930             514,503
 Mine maintenance and administrative
   costs..................................            400,934             347,895             778,128             611,155
 Contract services costs..................             19,377              (3,263)             66,514              37,282
 Depreciation.............................            129,005             129,814             257,819             260,087
 Interest.................................                                 11,533                                  25,607
                                                   ----------          ----------          ----------          ----------
                                                    1,164,089           1,341,846           2,310,499           2,797,751
                                                   ----------          ----------          ----------          ----------

Loss before income tax....................         $ (726,228)         $ (498,164)        $(1,449,587)         $ (793,569)

 Income tax benefit.......................                  0                   0                   0                   0
                                                   ----------          ----------          ----------          ----------

Net loss..................................         $ (726,228)         $ (498,164)        $(1,449,587)         $ (793,569)
                                                   ==========          ==========          ==========          ==========

Net loss per share: Basic and diluted.....             $(0.22)             $(0.16)             $(0.45)             $(0.25)
                                                   ==========          ==========          ==========          ==========

Weighted average number of shares
 outstanding: Basic and diluted...........          3,249,411           3,194,266           3,249,411           3,194,266
                                                   ==========          ==========          ==========          ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 5

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       For Six Months Ended
                                                                                -----------------------------------
                                                                                  June 30,                June 30,
                                                                                    1999                    1998
                                                                                -----------              ----------
Cash flows from operating activities:
  Net loss..........................................................            $(1,449,587)             $ (793,569)
                                                                                -----------              ----------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation...................................................                257,819                 260,087
     Increase (decrease) from changes in:
      Accounts receivable...........................................               (120,680)                (63,561)
      Prepaid expenses and inventory................................                 28,155                  76,432
      Hidden Meadows development costs..............................                                        471,710
      Deer Crest development costs..................................                   (912)
      Deferred development costs-other..............................               (757,311)               (372,596)
      Accounts payable and accrued liabilities......................                 50,705                (256,841)
      Contracts payable.............................................                                        (65,000)
                                                                                -----------              ----------
          Total adjustments.........................................               (542,224)                 50,231
                                                                                -----------              ----------
Net cash used by operating activities...............................             (1,991,811)               (743,338)
                                                                                -----------              ----------
Cash flows from investing activities:
  Construction-in-progress..........................................                (16,565)                (20,395)
  Capital expenditures..............................................                (48,935)                (35,455)
  Land purchase.....................................................                (12,264)
                                                                                -----------              ----------
Net cash used by investing activities...............................                (77,764)                (55,850)
                                                                                -----------              ----------

Cash flows from financing activities:
  Costs related to issuing stock for land...........................                                        (45,294)
                                                                                -----------              ----------
Net cash used by financing activities...............................                                        (45,294)
                                                                                -----------              ----------

Net decrease in cash and cash equivalents...........................             (2,069,575)               (844,482)
Cash and cash equivalents-beginning of period.......................              3,890,474               3,360,878
                                                                                -----------              ----------
Cash and cash equivalents-end of period.............................            $ 1,820,899              $2,516,396
                                                                                ===========              ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 6

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

B.  Management's Representation

The consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for the three month periods ended June 30, 1999 and June 30, 1998 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 1999 and for all periods presented have been made.

NOTE 2  LAND ACQUISITION

The Company acquired the assets of New Quincy Mining Company and Lucky Bill Mining Company during the first quarter of 1998. The acquired assets consisted of approximately 212 acres of land within the area of the Company's Flagstaff Mountain Resort. The Company exchanged 203,700 shares of its capital stock for the land.

NOTE 3  INDUSTRY SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company is organized into the following industry segments, and management accounts for revenues and expenses from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance, Real Estate and Mine Tour. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs.

June 30, 1999:                        Mine Maint.   Real Estate    Mine Tour      Other        Total
-------------                         -----------   -----------   ----------   ----------   -----------
Revenue.............................    $ 124,362   $   113,095   $  546,633   $   76,822   $   860,912
Operating income (loss)/1/..........     (437,444)      (43,551)    (351,561)    (617,031)   (1,449,587)
Identifiable assets.................      810,491    16,922,005    3,897,518    2,699,222    24,329,236

June 30, 1998:                        Mine Maint.   Real Estate   Mine Tour      Other         Total
-------------                         -----------   -----------   ----------   ----------   -----------
Revenue.............................    $  63,290   $ 1,232,548   $  631,773   $   76,571   $ 2,004,182
Operating income (loss)/1/..........     (488,499)      496,118     (323,840)    (477,348)     (793,569)
Identifiable assets.................      838,643    15,420,602    4,187,695    3,570,928    24,017,868
/1/Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Liquidity and Capital Resources

Real Estate
-----------

The Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") closed the sale of five lots in the Hidden Meadows subdivision during the first six months of 1998. Blue Ledge recognized a profit of $486,104 on gross sales of $1,090,000. The cash proceeds from these lot sales were used to fund some of the Company's operations. Blue Ledge did not sell any lots in the Hidden Meadows subdivision during the first and second quarters of 1999.

Since the end of the second quarter of 1999, Blue Ledge has accepted earnest money and entered into contracts for the sale of three lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project. These sales are expected to close during the third and fourth quarters of 1999. The cash proceeds from these lot sales will also be used to fund some of the Company's operations.

During the second quarter of 1999, the Company received approval of the annexation and master plan for the Flagstaff Mountain Resort development from Park City Municipal Corporation ("Park City"). As approved, the Flagstaff Mountain Resort will be developed with features which include the following:

     .a European-style mountain village with a hotel, retail space and multi-
      family units, including town houses and condominiums;
     .single-family dwellings with ski-in, ski-out accessibility;
     .high-speed gondola;
     .new ski runs; and
     .hiking and biking trails.

The Company continues to pursue the necessary approvals for the balance of the master planned development known as Bonanza Mountain Resort with Wasatch County.

Also during the second quarter of 1999, the Company signed a letter of intent with DMB Inc. of Scottsdale, Arizona, for a joint venture to develop the Company's Flagstaff Mountain Resort and Bonanza Mountain Resort. The Company and DMB Inc. are in the phased process of performing the necessary due diligence and, upon successfully completing that phase, will begin negotiating a definitive agreement.

Cash Flow Analysis
------------------

The Company's cash balance decreased $2,069,575 during the first six months of 1999, leaving a cash balance of $1,820,899 as of June 30, 1999. During the first half of 1999, the Company's operating activities used cash of $1,991,811 as compared to cash used in 1998 for the same period of $743,338. The Company will use a portion of the June 30, 1999 cash balance along with a portion of the proceeds from future real estate sales by Blue Ledge and revenues from its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure") to fund its future operations. The Company believes that its existing capital resources and cash flows from operations will be sufficient to meet its anticipated operating requirements for the balance of 1999.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 8

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year 2000 Compliance
--------------------

The Company is currently completing the final updates to and testing of its information systems (computers and software) which correct or minimize the Company's risk with regard to the Year 2000 issue. The costs associated with updating and correcting its computers and software are not expected to exceed $35,000 and the Company expects to be compliant by September 30, 1999.

Results of Operations

1999 Compared with 1998
-----------------------

During the first six months of 1999, the Silver Mine Adventure generated revenues of $546,633 and incurred $675,575 in expenses as compared to revenues of $631,773 and expenses of $745,221 for the same period in 1998. The decrease in revenues of 13% is primarily the result of a change in operating the Silver Mine Adventure from seven (7) days a week during the first half of 1998 to five
(5) days a week for the same period in 1999. While the Silver Mine Adventure has not achieved profitability to date, the Company expects its continued implementation of cost efficiencies and increased promotions during the summer tourist season will increase the Company's revenues.

Blue Ledge sold five lots in the Hidden Meadows subdivision for a profit of $486,104 or 45% of the gross sales price during the first six months of 1998. Blue Ledge did not sell any lots in the Hidden Meadows subdivision during the first half of 1999. However, Blue Ledge incurred expenses associated with holding, managing and marketing the unsold lots of $64,533 during the first and second quarters of 1999.

The Company's interest income decreased 9% during the first half of 1999, when compared with the same period in 1998. The decrease in interest income is due to smaller cash balances available for investment during the first six months of 1999.

Royalties and rentals decreased $28,074 during the first six months of 1999 as compared to the same period in 1998 primarily as a result of an accrual adjustment for the 1998 period.

During the period of January 1 through June 30, 1999, Contract Services increased 65% over the same period in 1998. The increase is due to additional tunnel maintenance work being performed for a third party.

Other revenues increased $25,635 during the six month period ended June 30, 1999 when compared to the same period in 1998. The increase is primarily the result of the Company's receipt of additional revenues from the rental of water rights.

General and administrative expense decreased 9% during the first and second quarters of 1999, when compared with the same period in 1998. The decrease is primarily due to decreased costs associated with research on various projects for possible future development and operations.

Increased labor and material costs resulted in an increase in mine maintenance and administrative costs of approximately 27% during the first half of 1999 when compared with the first half of 1998. The increase in such costs is due to the Company's allocation of personnel and resources to its tunnel maintenance activities.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                          Page 9

                                   PART II.
                               OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

Sandra Shelton v. Park City Silver Mine Adventure, Inc., United Park City Mines Company, et al.
Civil No. 2:99-CV-0200K, United States District Court for the District of Utah

On May 19, 1999, the Silver Mine Adventure and the Company filed Motions to Dismiss this action with the Court and argued the Motions before the Court on July 19, 1999. The Court subsequently dismissed without prejudice the Plaintiff's claims. It is possible that the Plaintiff may refile her action in the future. (Refer to the Registrant's 1998 Annual Report on Form 10-KSB for a more complete description of the case.)


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held July 21, 1999, votes were cast as follows for the election of directors:

                                                                   FOR                      WITHHELD *
---------------------------------------------------------------------------------------------------------
Alan L. Gordon                                                     3,115,497                        4,449
---------------------------------------------------------------------------------------------------------
Joseph S. Lesser                                                   3,114,575                        5,371
---------------------------------------------------------------------------------------------------------
Edwin L. Osika, Jr.                                                3,114,337                        5,609
---------------------------------------------------------------------------------------------------------
William H. ("Hank") Rothwell                                       3,115,598                        4,348
---------------------------------------------------------------------------------------------------------

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 1999
                                                                         Page 10

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        United Park City Mines Company
              ----------------------------------------------------
                                 (Registrant)


     /s/ Edwin L. Osika, Jr.                       /s/ Michael R. Salmond
-----------------------------------          -----------------------------------
        Edwin L. Osika, Jr.                           Michael R. Salmond
     Executive Vice President,                            Controller
     Secretary, and Treasurer                    (Principal Accounting Officer)
  (Principal Financial Officer and
      Duly Authorized Officer)


Date:  August 12, 1999
       ---------------