Form 10QSB
period 1999-09-30
UNITED PARK CITY MINES CO
filed 1999-11-15
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
        ____________

Commission File Number                 1-3753
                        --------------------------------------------------------

                         UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

               Delaware                                87-0219807
---------------------------------------------   --------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization.)                  Identification No.)

       P. O. Box 1450, Park City, Utah                     84060
----------------------------------------------  --------------------------------
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
AS OF NOVEMBER 12, 1999: 3,249,411 SHARES

-----------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes      ; No  X .
                                                                ---       ---

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 2


                         PART I - FINANCIAL INFORMATION
                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 September 30,
                                                                                                     1999
                                                                                               ------------------
ASSETS:
Cash and cash equivalents.......................................................                  $ 1,957,709
Accounts receivable.............................................................                      107,026
Prepaid expenses................................................................                       75,424
Material and supplies inventory.................................................                       89,646
Deferred income taxes...........................................................                      270,068
Other...........................................................................                       21,206
Net assets - discontinued operation.............................................                       24,976
                                                                                               ------------------
                                                                                                    2,546,055
                                                                                               ------------------

Real Estate:
     Hidden Meadows development costs...........................................                      713,873
     Deer Crest development costs...............................................                      392,482
     Deferred development costs - other.........................................                    2,917,380
                                                                                               ------------------
                                                                                                    4,023,735
                                                                                               ------------------


Property and Equipment:
     Mine shaft, buildings, and equipment.......................................                    4,094,313
     Construction-in-progress...................................................                      257,784
     Resort facilities..........................................................                       58,077
     Less accumulated depreciation..............................................                   (3,835,952)
                                                                                               ------------------
                                                                                                      574,222

Land less accumulated depletion of $1,062,190...................................                   12,982,458
Water rights....................................................................                      400,000
                                                                                               ------------------
                                                                                                   13,956,680
                                                                                               ------------------

Total assets....................................................................                  $20,526,470
                                                                                               ------------------
                                                                                               ------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 3


                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 September 30,
                                                                                                     1999
                                                                                               -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
     Accounts payable...........................................................                 $    292,007
     Accrued liabilities........................................................                      804,430
                                                                                               -----------------
     Total liabilities..........................................................                    1,096,437
                                                                                               -----------------


Stockholders' equity:
     Capital stock, $.01 par value:
       Authorized:  3,750,000 shares
       Issued:  3,249,411 shares ...............................................                       32,494
     Capital in excess of par value.............................................                   41,982,640
     Accumulated deficit........................................................                  (22,401,317)
                                                                                               -----------------
                                                                                                   19,613,817


     Less cost of treasury stock - 1,294 shares.................................                     (183,784)
                                                                                               -----------------

     Total stockholders' equity.................................................                   19,430,033
                                                                                               -----------------


Total liabilities and stockholders' equity......................................                  $20,526,470
                                                                                               -----------------
                                                                                               -----------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 4

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     For Three Months Ended             For Nine Months Ended
                                                  -----------------------------   -----------------------------------
                                                    Sept. 30,       Sept. 30,        Sept. 30,        Sept. 30,
                                                     1999              1998            1999              1998
                                                  ------------    -------------    --------------    ---------------
Revenues:
   Lot sales...............................         $   977,750      $   359,000      $   977,750      $ 1,449,000
   Interest................................              23,595           30,217           88,785          101,871
   Royalties and rentals...................              55,512              250          169,443          142,255
   Contract services.......................              51,238            1,389          154,677           64,054
   Other...................................              23,828           27,552           55,547           33,637
                                                    -----------      -----------       ----------      -----------
                                                      1,131,923          418,408        1,446,202        1,790,817
                                                    -----------      -----------       ----------      -----------

Expenses:
   Cost of lot sales and selling expense...             343,997          215,593          408,530          819,489
   General and administrative costs........             238,974          161,152          706,904          675,657
   Mine maintenance and administrative costs            388,703          750,044        1,143,923        1,336,730
   Contract services costs.................              35,291              851          101,805           38,133
   Depreciation............................              18,863           33,356           76,971          102,630
   Interest................................                                7,145                            32,752
                                                    -----------      -----------       ----------      -----------
                                                      1,025,828       1,1,68,141        2,438,133        3,005,391
                                                    -----------      -----------       ----------      -----------


Income (loss) from continuing operations before
income taxes...............................             106,095         (749,733)        (991,931)      (1,214,574)

   Income tax benefit......................                   0                0                0                0
                                                    -----------      -----------       ----------      -----------


Income (loss) from continuing
operations.................................             106,095         (749,733)        (991,931)      (1,214,574)
                                                    -----------      -----------       ----------      -----------


Discontinued operations (see notes):
   Loss from discontinued operations (less
     applicable income tax benefit of $0 for
     each period)..........................            (109,391)         (38,965)        (460,952)        (367,693)
   Loss on disposal of discontinued operations
     including provision of $27,760 for
     operating losses during phase-out period
     (less applicable income tax benefit of
     $0 in 1999)...........................          (5,815,345)               0       (5,815,345)               0
                                                    -----------      -----------       ----------      -----------
Loss from discontinued operations..........          (5,924,736)         (38,965)      (6,276,297)        (367,693)
                                                    -----------      -----------       ----------      -----------
Net loss...................................         $(5,818,641)     $  (788,698)     $(7,268,228)     $(1,582,267)
                                                    -----------      -----------       ----------      -----------
                                                    -----------      -----------       ----------      -----------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 5

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                   (Unaudited)

                                                     For Three Months Ended             For Nine Months Ended
                                                  -----------------------------  --------------------------------
                                                    Sept. 30,       Sept. 30,        Sept. 30,        Sept. 30,
                                                      1999             1998            1999              1998
                                                  ------------   -------------   --------------    ---------------
Basic and diluted net income (loss) per share:
   Income (loss) from continuing operations          $ 0.03           $(0.23)          $(0.30)          $(0.38)
   Loss from discontinued operations.......           (1.82)           (0.01)           (1.93)           (0.11)
                                                  ------------     ------------    -------------    --------------
Basic and diluted net loss per share.......          $(1.79)          $(0.24)          $(2.23)          $(0.49)
                                                  ------------     ------------    -------------    --------------
                                                  ------------     ------------    -------------    --------------
Basic and diluted weighted average number of
     shares outstanding....................        3,249,411        3,249,411        3,249,411        3,212,103
                                                  ------------     ------------     ------------     -------------
                                                  ------------     ------------     ------------     -------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 6


                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For Nine Months Ended
                                                                        -------------------------------------------
                                                                              Sept. 30,             Sept. 30,
                                                                                 1999                  1998
                                                                        ----------------------    -----------------
Cash flows from operating activities:
     Net loss........................................................           $(7,268,228)          $(1,582,267)
                                                                        ----------------------    -----------------
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Depreciation................................................                76,971               102,630
         Increase (decrease) from changes in:
           Accounts receivable.......................................               (59,693)               79,927
           Prepaid expenses and inventory............................                 8,161               100,419
           Subdivision development costs.............................               255,442               637,426
           Deferred development costs - other........................              (942,238)             (678,397)
           Accounts payable and accrued liabilities..................                64,794               (62,276)
           Other.....................................................                  (106)
         Noncash charges and working capital changes of
         discounted operations.......................................             6,070,965               170,205
                                                                        ----------------------    -----------------
                  Total adjustments..................................             5,474,295               349,934
                                                                        ----------------------    -----------------
Net cash used by operating activities................................            (1,793,932)           (1,232,333)
                                                                        ----------------------    -----------------


Cash flows from investing activities:
     Construction-in-progress........................................               (21,816)              (27,220)
     Capital expenditures............................................               (23,380)              (26,792)
                                                                        ----------------------    -----------------
Net cash used by investing activities................................               (45,196)              (54,012)
                                                                        ----------------------    -----------------


Cash flows from financing activities:
     Costs related to issuing stock for land.........................                                     (47,050)
                                                                        ----------------------    -----------------
Net cash used by financing activities................................                                     (47,050)
                                                                        ----------------------    -----------------

Net decrease in cash and cash equivalents............................            (1,839,128)           (1,333,395)
Cash and cash equivalents-beginning of period........................             3,890,474             3,360,878
                                                                        ----------------------    -----------------
Cash and cash equivalents-end of period:
     Continuing operations...........................................             1,957,709             1,865,775
     Discontinued operations.........................................                93,637               161,708
                                                                        ----------------------    -----------------
Total cash and cash equivalents-end of period........................           $ 2,051,346           $ 2,027,483
                                                                        ----------------------    -----------------
                                                                        ----------------------    -----------------


During 1998, the Company acquired land in exchange for 203,700 shares of the Company's capital stock with a value of $5,576,287.


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 7


UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  DISCLOSURE

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 1998 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant") and the Form 10-QSB for the periods ended March 31, 1999 and June 30, 1999.

B.  MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for the three month periods and nine month periods ended September 30, 1999 and September 30, 1998 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999 and for all periods presented, have been made.

NOTE 2  LAND ACQUISITION

The Company acquired the assets of New Quincy Mining Company and Lucky Bill Mining Company during the first quarter of 1998. The acquired assets consisted of approximately 212 acres of land within the area of the Company's Flagstaff Mountain Resort development. The Company exchanged 203,700 shares of its capital stock for the land.

NOTE 3  INDUSTRY SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company is organized into the following industry segments, and management accounts for revenues and expenses from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance and Real Estate. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs.

  SEPTEMBER 30, 1999:                 MINE MAINT.      REAL ESTATE         OTHER             TOTAL
  -------------------                ------------      ------------     -----------      ------------
Revenue ........................     $    183,951      $  1,152,004     $   110,247      $  1,446,202
Operating income (loss) from
continuing operations(1) .......         (644,111)          560,491        (908,311)         (991,931)
Identifiable assets ............          810,491        16,922,005       2,793,974        20,526,470
Depreciation ...................           52,464             2,797          21,710            76,971
Capital expenditures, including
deferred real estate development
costs ..........................            1,041             7,139         979,254           987,434

  SEPTEMBER 30, 1998:                 MINE MAINT.       REAL ESTATE        OTHER             TOTAL
  -------------------                ------------      ------------     -----------      ------------
Revenue ........................     $     64,054      $  1,449,000         277,763      $  1,790,817
Operating income (loss) from
continuing operations(1) .......       (1,471,692)          595,806        (338,688)       (1,214,574)
Identifiable assets ............          852,762        15,546,409       2,808,305        19,207,476
Depreciation ...................           87,951             2,119          12,560           102,630
Capital expenditures, including
deferred real estate development
costs ..........................           20,194             2,055       6,281,903         6,304,152

  (1) Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 8


UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4  DISCONTINUED OPERATIONS

Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to divest itself of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"). The Company intends to sell or dispose of all of the assets of the Silver Mine Adventure with the proceeds being used to satisfy outstanding obligations of this subsidiary. Where applicable, the assets that can be utilized in other segments of the Company's operations have been reallocated to those segments. However, because of the unique nature of the assets, the salvage value is estimated to be negligible and the book value of the asset has been so adjusted.

The results of the Silver Mine Adventure's operations have been classified as discontinued operations for all of the periods presented in the Consolidated Statement of Operations. Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

Net assets of the discontinued operations (excluding intercompany balances which have been eliminated) are as follows:

                                                                                                 September 30,
                                                                                                     1999
                                                                                                -----------------
ASSETS:
Cash and cash equivalents.......................................................                      $93,637
                                                                                                -----------------
Total assets....................................................................                       93,637
                                                                                                -----------------

LIABILITIES:
Accounts payable................................................................                       25,542
Accrued liabilities.............................................................                       43,119
                                                                                                -----------------

Total liabilities...............................................................                       68,661
                                                                                                -----------------

Net assets - discontinued operations............................................                      $24,976
                                                                                                -----------------
                                                                                                -----------------

Revenues of the discontinued operations were $420,381 and $526,542 for the three-month periods ended September 30, 1999 and September 30, 1998, respectively; and $967,014 and $1,158,315 for the nine-month periods ended September 30, 1999 and September 30, 1998, respectively.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 9

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

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") sold two of the remaining lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project during the three-month period ended September 30, 1999. Blue Ledge recognized a profit of $633,753 on the gross sales of $977,750 during this three-month period. The cash proceeds from these lot sales were used to fund some of the Company's operations. There were no lot sales during 1999 prior to the third quarter of 1999.

Blue Ledge expects to finalize another sale of a lot in the Hidden Meadows subdivision during the fourth quarter of 1999.

The Company continues to refine the master plan for the Flagstaff Mountain Resort development with Park City Municipal Corporation ("Park City"). The Company also continues to pursue the necessary approvals for the balance of the master planned development known as Bonanza Mountain Resort in Wasatch County, Utah.

The Company and DMB Inc. of Scottsdale, Arizona, are completing their due diligence and are continuing to negotiate a definitive agreement for a joint venture to develop the Company's Flagstaff Mountain Resort and Bonanza Mountain Resort.

In November 1999, the Board of Directors approved the discontinuance of the operation of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"). See the "Selected Notes to the Consolidated Financial Statements (Unaudited)" in this Form 10-QSB for additional detail. Accordingly, the results of operations of the Silver Mine Adventure have been classified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The discontinued operations of the Silver Mine Adventure have a loss after taxes of $460,950 in 1999 (in addition to the operating loss from disposal of discontinued operations during the phase-out period) compared to a net loss of $367,693 in 1998. The Company expects to finalize all discontinued operations and liquidate all remaining assets and liabilities during the fourth quarter and believes that the losses from discontinued operations have ceased.

CASH FLOW ANALYSIS

The Company's cash balance decreased $1,839,128 during the first nine months of 1999, leaving a cash balance of $2,051,346 as of September 30, 1999. The Company will use a portion of the September 30, 1999 cash balance along with a portion of the proceeds from future real estate sales by Blue Ledge to fund its future operations and to close the operations of the Silver Mine Adventure. The Company believes that its existing capital resources and cash flows from operations and real estate sales will be sufficient to meet its anticipated operating requirements for 1999 and 2000.

YEAR 2000 COMPLIANCE

The Company has completed the final updates to and testing of its information systems (computers and software) which correct or minimize the Company's risk with regard to the Year 2000 issue. The

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                         Page 10

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Company believes that the computers and software that it utilizes are compliant. The costs of such updates and testing did not exceed $34,000.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

As previously stated under the LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE section, Blue Ledge sold two lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project, for a profit of $633,753 or 65% of the gross sales price of these lots, during the nine-month period ended September 30, 1999. During the same period in 1998, Blue Ledge sold seven lots in the Hidden Meadows subdivision for a profit of $629,511 or 43% of the gross sales price of these lots.

The Company's interest income decreased 13% during the first nine months of 1999 and decreased 21% during the three-month period ended September 30, 1999 as a result of smaller cash balances available for investment.

During the period of January 1 through September 30, 1999, royalties and rentals increased 19% and increased 221% during the third quarter of 1999, when compared with the same periods in 1998. The increase is primarily a result of an accrual adjustment for the 1998 period.

Contract services increased $90,623 during the nine-month period ended September 30, 1999 and increased $49,849, when compared with the same periods in 1998. This increase is due to additional tunnel maintenance work performed for a third party.

Other revenues increased 65% during the first nine months of 1999 when compared to the same period in 1998. The increase is primarily the result of the Company's charging third parties to deposit their fill material on some of the Company's land.

During the third quarter of 1999, general and administrative expenses increased 48%, when compared to the same period in 1998. This increase is the result of costs associated with additional personnel, and costs related to negotiations with DMB, Inc. regarding a possible joint venture agreement.

A decrease in labor and material costs is the primary reason for a decrease in mine maintenance and administrative costs of approximately 14% during the nine-month period ended September 30, 1999 and a decrease of 48% during the third quarter of 1999, when compared with the same periods in 1998.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                         Page 11

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                         Page 12


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         United Park City Mines Company
                  -----------------------------------------------
                                  (Registrant)

      /s/ Edwin L. Osika, Jr.                       /s/ Michael R. Salmond
-------------------------------------       ------------------------------------
       Edwin L. Osika, Jr.                             Michael R. Salmond
       Executive Vice President,                          Controller
      Secretary, and Treasurer                    (Principal Accounting Officer)
  (Principal Financial Officer and
       Duly Authorized Officer)

Date:    November  15, 1999
         ------------------