Form 10KSB40
period 1999-12-31
UNITED PARK CITY MINES CO
filed 2000-03-29
CIK 101424

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM TO

                            ------------------------

                         Commission file number  1-3753

                         UNITED PARK CITY MINES COMPANY
                 (Name of small business issuer in its charter)

               DELAWARE                                     87-0219807
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

    P. O. BOX 1450, PARK CITY, UTAH                           84060
    (Address of principal executive                         (Zip Code)
               offices)

         Issuer's telephone number, including area code (435) 649-8011

             Securities registered under Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock, $0.01 Par Value                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year. $3,041,425

    Based on the closing sales price on March 3, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16,074,837. For purposes of this computation, voting stock directly held by officers and directors of the registrant and holders of more than 10% of the registrant's capital securities has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

    The number of shares outstanding of the registrant's common stock was 3,249,411 on March 3, 2000.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, is incorporated by reference in Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (Check
One): Yes / /  No /X/

                            Exhibit Index on Page 33

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. DESCRIPTION OF BUSINESS

    GENERAL

    United Park City Mines Company ("United Park" or "Company") is a Delaware corporation formed in 1953. United Park's principal business is currently the leasing, development, and sale of real property located in or near Park City, Utah.

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

    United Park completed construction of a mine tour attraction at its Ontario Mine facilities near Park City, Utah and opened the attraction to the public on December 15, 1995. The mine tour attraction was operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. and combined an underground mine tour with extensive historical exhibits that depict the mining heritage of the Park City area. On November 1, 1999, the Company made the decision to discontinue all mine tour operations. (Refer to Item 6. Management's Discussion and Analysis or Plan of Operation)

    United Park also leases land for skiing to the operators of the Park City Ski Area and the Deer Valley Ski Area.

    REAL ESTATE

    United Park owns the surface estate to more than 8,300 acres of land. Of this land, United Park leases to ski resort operators approximately 5,300 acres of its surface estate for skiing. (See "Resort Agreements.") However, United Park has the right to sell certain portions of the leased properties, subject to the lessees' rights of first refusal to purchase the properties. United Park believes that a substantial portion of its land, including land not subject to lease and land which may become unencumbered by the leases in the future, may be suitable for resort, residential, commercial, or industrial development.

    In the third quarter of 1995, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, received approval for the annexation and master plan of a proposed single family lot subdivision, Hidden Meadows, on approximately 258 acres of land adjacent to the Company's Morning Star Estates subdivision. The Hidden Meadows subdivision is a 45 lot subdivision, which was developed during 1995. Blue Ledge sold thirty-four lots in the Hidden Meadows subdivision from 1995 through 1998. Blue Ledge sold another four lots in the subdivision during 1999. Blue Ledge expects to sell the balance of the Hidden Meadows subdivision lots in 2000.

    On November 6, 1992, United Park entered into a Settlement Agreement and Release ("Settlement Agreement") with Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah, Royal Street Development Company (collectively "Deer Valley"), and Wells Fargo Bank, N.A. The Settlement Agreement provides United Park the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land which are currently subject to the Deer Valley Ski Lease. The Settlement Agreement further provides Deer Valley the opportunity to acquire the balance of United Park's interest in the surface estate within the Deer Valley Ski Lease. Both United Park and Deer Valley's opportunities concerning the parcels of land currently under the Deer Valley Ski Lease are contingent upon construction plan approvals by the appropriate government agencies.

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

    During the second quarter of 1998, the Company combined its Bonanza Mountain Resort project into the master plan of the Flagstaff Mountain project and pursued the necessary approvals for the two projects with Park City and Wasatch County as one master planned project. The Company received from Park City approval of the parameters by which Park City would annex and approve the master plan for the Company's Flagstaff Mountain Resort project during the third quarter of 1998. The annexation occurred in July of 1999 when an Annexation and Development Agreement was signed with Park City. As currently planned, Flagstaff Mountain Resort will feature a village concept with a 200-room hotel, a mix of multi-family uses of condominiums and townhouses totaling 420 units, 75,000 square feet of commercial space and 54 single-family dwellings. Bonanza Mountain Resort will include 160 single family homesites, 100 multi family development sites, and a resort golf course. During 2000 the Company will be working with Park City on Flagstaff Mountain final construction plans and anticipates completing the master plan for Bonanza Mountain Resort with Wasatch County.

    In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. DMB is an experienced real estate development company with the personnel and financial resources needed to develop the Company projects in a quality manner. The Company anticipates completing a definitive agreement with DMB during the first half of 2000.

    In conjunction with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during the fourth quarter of 1998 and another lot was sold in 1999. The remaining three approved lots are expected to be sold during 2000. The unfinished eight lot development work of about $500,000, with a performance bond in place, is expected to be completed in 2000. United Park in the first quarter of 2000 established a construction loan to fund these improvements. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development to commence during the first half of 2000.

    During 1997, the Company received a master plan approval for 354 residential unit equivalents on another portion of its property which overlooks the Jordanelle Reservoir in the vicinity of Keetley, Utah. The Company prepared and submitted detailed development plans for a portion of this new project during 1998, and is pursuing final approvals for this development project.

    During the first quarter of 1998, the Company acquired the assets of New Quincy Mining Company (hereinafter "New Quincy") and Lucky Bill Mining Company (hereinafter "Lucky Bill"). The assets of New Quincy and Lucky Bill consisted of approximately 212 acres of land within the area of the Company's Flagstaff Mountain Resort project. This acquisition of land enhanced the Company's development opportunities with the project. The Company exchanged 203,700 shares of its capital stock for the land.

    Some of the factors that influence the development of the Company's real estate include competition, cooperative agreements with other parties, governmental approvals, master plans, engineering, installation of utility service, and financing. The Company also faces competition in its real estate development activities from developers that have completed and are currently marketing other development projects in the Park City area. The market for developed real estate in the Park City area is also subject to seasonal fluctuations, with most sales occurring during the ski season from December through March of each year. The Company believes that the quantity and variety of its real estate holdings, which may be suitable for resort, residential, industrial or commercial uses, gives the Company a competitive advantage and the ability to adapt to changing market conditions. The Company occasionally sells parcels of land outside of its development areas, as opportunities become available.

    The Board of Directors is of the opinion that the current value of the Company's real property is in excess of its book value, and that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the related properties.

    The Park City real estate market has been consistently good during the past several years and the Company expects the Park City real estate market to improve in the future.

    The International Olympic Committee has chosen the Salt Lake City metropolitan area, including Park City, to host the 2002 Winter Olympic Games. The Company believes that the national and international exposure of the Park City area before, during and after the 2002 Winter Olympic Games will favorably impact real estate values within and around the Park City area.

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

    The costs associated with maintaining and holding the Company's mining properties include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and cost of compliance with various governmental regulations.

    The Company, from time to time, performs tunnel maintenance and repair work for other entities on a contract basis. It has performed work for Park City in the Judge Tunnel and the Spiro Tunnel since 1991. The Company anticipates continued contract work in 2000.

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

    United Park remains in compliance under its environmental and regulatory permits issued by various governmental agencies. A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the FEDERAL REGISTER. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company again submitted written comments opposing the EPA's listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. United Park is currently negotiating with the EPA regarding the possibility of performing a voluntary remedial investigation and feasibility study ("RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company has accrued its best estimate of costs to complete the RI/FS at Richardson Flat. Since these negotiations have not reached their conclusion nor the study performed, the Company cannot estimate the potential costs, if any, that may be required beyond the RI/FS (Refer to Item 6. Management's Discussion and Analysis or Plan of Operation).

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

    United Park, through a wholly owned subsidiary, The Weber Coal Company ("Weber Coal") owned approximately 811 acres of fee land located east of Coalville, Utah. Historically, Weber Coal was a coal producer but the mines were plugged and abandoned in the 1950's. Pursuant to prior leases for oil and gas development, which have all now expired by their own terms, an oil and gas exploratory well was drilled on this land in 1979 to a depth of 17,954 feet. Although this well was later abandoned for lack of production, Weber Coal did not believe the oil and gas potential of these lands was adequately tested because of the substantial subsurface deviation of this wellbore from the targeted formation. Weber Coal has leased the surface of its properties for grazing and permitted natural gas to be stored under the surface, but did not receive material revenue from these activities. During 2000 the Company expects to liquidate Weber Coal.

The Company does not currently have any plans for additional exploration or development of these oil and gas properties.

    MINE TOUR ATTRACTION

    During 1995, the Company, assisted by an outside consultant, finalized the design, development and construction of a mine tour attraction at some of its mining facilities. The mine tour attraction was opened to the public on December 15, 1995, and operated through November 1, 1999 at which time the Company made the decision to discontinue all mine tour operations because of unprofitable operating results. The mine tour attraction was located at the Ontario Mine and included historical and mining exhibits, multi-media presentations, computer interactive programs, dioramas, a theater, and pictorial displays, along with a gift shop and a food concession. The mine tour attraction was operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc.

    RESORT AGREEMENTS

    From 1963 to 1971, United Park operated a ski resort in Park City, Utah, on the surface of portions of its properties not used in connection with its mining operations. Effective January 1, 1971, United Park entered into certain interrelated agreements ("Resort Agreements") whereby United Park agreed to sell and lease its ski resort properties to Treasure Mountain Resort Company, which later changed its name to Greater Park City Company ("GPCC"). The Resort Agreements were amended in 1975 and were subject to litigation, which commenced in 1986 and was settled on November 13, 1995.

    As part of the Resort Agreements, the Water Rights Purchase Agreement, dated January 1, 1971, as amended, provided for the sale of certain water rights by United Park to GPCC, and United Park perpetually reserved for itself, from some of the water rights which it sold to GPCC, the right to use the first 2,850 gallons of water per minute for mining, milling, and related purposes.

    In addition, United Park entered into three leases with GPCC. As amended the leases, which together cover the surface of approximately 5,300 acres of land, permit the operation of ski lifts and ski runs on the leased land. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Certain portions of the Company's surface interest in the property subject to the leases may be sold by United Park subject to the lessees' rights of first refusal. Under the extension provisions, the leases require the lessees to pay rent to United Park annually at the greater of $0.50 per acre per year or
(a) 1.0% of the first $100,000 of gross lift revenue, plus 0.5% of gross lift revenue in excess of $100,000, annually through the fiscal year ending April, 2011; (b) 2.0% of the first $100,000 of gross lift revenue, plus 1.0% of gross lift revenue in excess of $100,000, annually for fiscal years 2012 through 2031; and (c) 3.0% of the first $100,000 of gross lift revenue, plus 1.5% of gross lift revenue in excess of $100,000, annually for fiscal years 2032 through 2051. The Deer Valley and Park City resort operators paid United Park for the 1997-98 ski season a total of $176,105, and for the 1998-99 ski season, a total of $180,263.

    EMPLOYEES

    United Park employs a total of twenty-two full-time employees in their operations. United Park maintains a staff of nine full-time salaried employees in the Ontario #3 office. In addition, United Park maintains a staff of six full-time salaried employees and seven full-time hourly employees, each of whom is an experienced underground miner, for its mine maintenance operations.

ITEM 2. DESCRIPTION OF PROPERTY

    In addition to the following description, please refer to Item 1. Description of Business under the headings "Real Estate," "Mine Maintenance" and "Resort Agreements."

    THE WEBER COAL COMPANY

    The Weber Coal Company, a wholly owned subsidiary of United Park City Mines Company, owned approximately 811 acres of fee land east of Coalville, Utah. Historically, Weber Coal was a coal producer, but the mines were plugged and abandoned in the 1950's. Weber Coal had leased the surface of its properties for grazing and permitted natural gas to be stored under the surface, but did not receive material revenue from these activities. The Company has made the decision to liquidate Weber Coal by transferring all of its assets, properties and liabilities to the Company.

    TITLE TO PROPERTIES

    United Park has obtained certified abstracts of title on virtually all of its patented mining claims and fee lands. In general, these abstracts contain all recorded documents appearing in the chain of title to the particular property from the original notice of location or patent through the conveyance to United Park. With respect to fee properties acquired during the past 20 years, however, the seller has generally provided United Park a policy of title insurance. Although United Park has generally not obtained title opinions from independent legal counsel or policies of title insurance on its properties, management has satisfied itself as to title matters either by in-house reviews of abstracts by Company personnel or by purchasing policies of title insurance on selected properties on an "as sold" or "as needed" basis.

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

ITEM 3. LEGAL PROCEEDINGS

    As of March 7, 2000 United Park was a party to the following legal proceedings:

       UNITED STATES OF AMERICA V. 107.28 ACRES OF LAND, UNITED PARK CITY MINES COMPANY, ET AL.
       Civil No. 2:88-C-0231B, United States District Court for the District of Utah

    In March 1988, the United States of America filed a complaint in condemnation against United Park in order to take properties under power of eminent domain for the Jordanelle Dam and Reservoir and for relocation of highways in connection with the construction of the Jordanelle Dam and Reservoir. United Park filed an answer to the complaint in condemnation in order to protect its rights and obtain just compensation. As a condition to the exercise of the power of eminent domain, the United States deposited $460,850 with the Registry of the court for the use and benefit of the landowner. Pursuant to a stipulation of the parties and order of the court, the deposited $460,850 and accrued interest was distributed to United Park; however, the stipulation and order provide that none of United Park's defenses raised in its answer are waived by its receipt of the deposited funds.

    The United States and United Park are presently attempting, by negotiation and court-annexed mediation, to resolve approximately fifteen issues in the condemnation, all of which affect the issue of just compensation. It is anticipated that these issues and the issue of just compensation will be resolved through court-annexed mediation within the year 2000. When a settlement is reached and a final order is entered in this condemnation case, the final compensation awarded to United Park may be adjusted.

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

    On March 25, 1996, the court dismissed with prejudice Gillmor's claims to various easements and any ownership interest in the Morning Star Estates Subdivision, and Blue Ledge's counterclaims against Gillmor regarding Gillmor's claim to an easement across, and ownership interest in, the Morning Star Estates Subdivision. Therefore, Gillmor's sole remaining claim and Blue Ledge's sole remaining counterclaim in this lawsuit concern the ownership of the surface estate of certain portions of real property.

    On June 18, 1996, Gillmor filed a motion for summary judgment to quiet title in the name of Gillmor to the surface estate of the disputed real property. On July 16, 1996, Blue Ledge filed a detailed memorandum in opposition to Gillmor's motion for summary judgment. On September 18, 1996, Gillmor filed a notice of withdrawal of Gillmor's motion for summary judgment. While Gillmor has filed notices to take additional depositions in this case, the notices for such depositions have been continued without date. Therefore, Gillmor has not taken any additional depositions or conducted any additional discovery in this case since Gillmor's withdrawal of Gillmor's motion for summary judgment in 1996. No trial date has been set in this case.

    By letter dated January 7, 2000, Gillmor's counsel notified United Park's counsel that Gillmor had sold her alleged interest in the disputed real property and had also transferred her remaining cause of action in this litigation to the purchaser of her interest. United Park's counsel has not been contacted by the purchaser of Gillmor's alleged interest in the disputed real property, and it is not known if the purchaser will choose to pursue this lawsuit.

       SANDRA SHELTON V. PARK CITY SILVER MINE ADVENTURE, INC., UNITED PARK CITY MINES COMPANY, ET AL.
       Civil No. 2:99-CV-883C, United States District Court for the District of Utah

    In the second quarter of 1999, Sandra Shelton, a former employee of Park City Silver Mine Adventure, Inc. ("PCSMA"), filed a complaint against PCSMA, United Park, and former employees of PCSMA, alleging violations of the Civil Rights Act of 1964 and the Fair Labor Standards Act ("FLSA"). PCSMA and United Park moved for dismissal of the complaint on the basis that Shelton had failed to exhaust the required administrative remedies for her discrimination claims. The court granted dismissal of the complaint, without prejudice, in favor of PCSMA and United Park.

    In the fourth quarter of 1999, Shelton filed a new complaint against PCSMA, United Park, and former employees of PCSMA, alleging intentional infliction of emotional distress, negligent employment practices, and violation of the Utah Anti-Discrimination Act. The complaint seeks $500,000 for the intentional and/or negligent infliction of emotional distress, $250,000 in compensatory damages, actual damages in an amount to be proven at trial and to be an on-going account, punitive damages in the amount of $500,000, and attorneys' fees.

    In December 1999, a defendant, who is a former employee of PCSMA, moved for dismissal of all claims based upon a lack of subject matter jurisdiction, and Shelton opposed the former employee's motion by arguing that Shelton is claiming a violation of the federal Violence Against Women Act. On January 7, 2000, PCSMA and United Park also moved to dismiss all claims in the complaint based on the lack of subject matter jurisdiction and moved to dismiss the Utah Anti-Discrimination Act claim on the additional ground that it failed to state a claim for which relief can be granted. Shelton has not responded to PCSMA's and United Park's motion to dismiss. It is unclear how the court will rule on the defendants' motions to dismiss.

       UNITED PARK CITY MINES V. STICHTING MAYFLOWER MOUNTAIN FONDS, ET AL.
       Case No. 000500087, Fourth Judicial District Court, Wasatch County, State of Utah

    In February, 2000, United Park City Mines filed a partition action against Stichting Mayflower Mountain Fonds and Stichting Mayflower Recreational Fonds seeking partition of certain patented mining claims owned by United Park City Mines Company and the Stichting entities as tenants in common. The patented mining claims consist of approximately 340 acres of high mountain forest and meadowland located in Wasatch and Summit Counties. The partition action also names as defendants other entities, which may claim an interest in the real property. The Stichting entities were served on March 2, 2000, and their answers are due on March 23, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1999 and subsequent to year end through the date of this filing.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of United Park, $.01 par value, is traded on the New York Stock Exchange under the symbol "UPK." As of March 3, 2000, United Park had 3,249,411 outstanding shares of common stock held by approximately 1,064 stockholders of record. The following table sets forth the high and low sales price for United Park's common stock during the last two years, as reported in the consolidated transaction reporting system.

                                             1999                  1998
                                      -------------------   -------------------
                                        HIGH       LOW        HIGH       LOW
                                      --------   --------   --------   --------
First Quarter.......................  $33.5000   $24.3750   $37.8750   $25.5000
Second Quarter......................  $37.3125   $32.0000   $35.8125   $29.8750
Third Quarter.......................  $32.2500   $28.1250   $30.5000   $27.6250
Fourth Quarter......................  $29.3750   $27.7500   $30.2500   $24.6250

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

    LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW

    The Company's Consolidated Statements of Cash Flows reflect that $2,196,377 in net cash was used by operating activities during 1999 including $1,104,581 in net cash used for deferred real estate development costs related primarily to Flagstaff Mountain and Bonanza Mountain Resorts. If a definitive agreement is completed with DMB the joint venture partnership will pursue the continued development and funding of Flagstaff Mountain and Bonanza Mountain Resorts. United Park expects the level of year 2000 expenditures on deferred real estate development costs on various other projects to be dependant on cash availability.

    The Company's 1999 cash position decreased by $2,843,402 including cash used for deferred real estate development costs of $1,104,581 and cash used for the discontinued operation of $378,035. The Company used funds from its cash balances and its cash flow to fund its operations, capital asset additions and the development of its real estate projects during 1999. The Company spent $530,935 on capital expenditures in 1999 and expects additional capital expenditures at reduced levels of activity through 2000

    During 1998, $1,205,954 in net cash was provided by operating activities offset in part by net cash used for deferred real estate development costs of $1,563,083, and for the discontinued operation of $453,207. The Company used funds from its cash balances and its cash flow to fund its operations.

    REAL ESTATE DEVELOPMENT

    Management's plans and activities in real estate constitute the major components in the overall plans for the Company's future. (Refer to "Item 1. Description of Business" for the complete background on real estate development.)

    As currently planned, Flagstaff Mountain Resort will feature a village concept with a 200-room hotel, a mix of multi-family uses of condominiums and townhouses totaling 420 units, 75,000 square feet of commercial space and 54 single-family dwellings. Bonanza Mountain Resort will include 160 single-family homesites, 100 multi family development sites, and a resort golf course. During 2000 The Company will be working with Park City on Flagstaff Mountain final construction plans and anticipates completing the master plan approval of Bonanza Mountain Resort with Wasatch County.

    In July 1999, The Company signed a Letter of Understanding with Arizona based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. DMB is an experienced real estate development company with the personnel and financial resources needed to develop the Company projects in a quality manner. The Company anticipates completing a definitive agreement with DMB during the first half of 2000.

    Along with another developer, the Company completed a master plan for twelve lots on its properties, which adjoin the other developer's project, which is known as Deer Crest. The Company received the necessary approvals for eight of the twelve lots in this project and began marketing these eight lots in the fourth quarter of 1998. Blue Ledge sold four of the approved eight lots during the last quarter of 1998 and another lot was sold in 1999. The Company expects to sell the remaining three approved lots during 2000.

The Company has received the necessary approvals to develop the other four master planned lots during 1999 and marketing and development will commence during the first half of 2000.

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

    MINE MAINTENANCE

    The Company incurs direct costs associated with maintaining and holding the Company's mining properties. These costs include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various regulations. The Company expended $2,215,327 in its mine maintenance activities including the regular mine maintenance of $1,585,327 and the Richardson Flat RI/ FS recognition of $630,000 during 1999 and regular mine maintenance of $1,310,616 during 1998. The Company anticipates similar expenditures as compared to 1999 regular mine maintenance during 2000.

    In 1991, the Company entered into an agreement with Park City to perform tunnel maintenance work in the Spiro Tunnel and the Judge Tunnel, which tunnels supply some of Park City's culinary water. This contract provided revenue of $209,290 during 1999 and $66,694 during 1998. Additional work will be performed in the tunnels during 2000. The work involves reinforcement of the tunnels to avoid possible cave-ins which may restrict the flow of water.

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

    Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. United Park is currently negotiating with the EPA regarding the possibility of performing a voluntary remedial investigation and feasibility study ("RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company has accrued $630,000 as its best estimate of costs to complete the RI/FS at Richardson Flat which is expected to be incurred over the next three years. Since these negotiations have not reached their conclusion nor the study performed, the Company cannot estimate the potential costs, if any, that may be required beyond the RI/FS. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. It is believed that through the development of the recreation complex, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of such development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

    As United Park has currently conducted its mine maintenance operations and under current reclamation statutes and regulations, in management's opinion, United Park is not liable for reclamation costs associated with its mining properties. However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines. If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

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

    YEAR 2000 REVIEW

    The Company has not experienced any disruptions from year 2000 date related computer problems. All of its mission-critical and non-mission-critical systems are functioning properly. In addition, the Company is not aware of any year 2000 problems associated with any of its suppliers, partners, or entities in other business relationships.

    MINE TOUR ATTRACTION--DISCONTINUED OPERATION

    Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate the unprofitable business activity of its wholly owned subsidiary, Park City Silver Mine Adventure, Inc. ("PCSMA"). Where applicable, the assets that can be utilized in other segments of the Company's operations have been reallocated to those segments. However, because of the unique nature of the assets, the salvage value is estimated to be negligible and the book value of the assets have been so adjusted. (See note 5 of the Consolidated Financial Statements)

    The results of the PCSMA's operations have been classified as discontinued operation for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

    RESULTS OF OPERATIONS

    1999 CONTINUING OPERATIONS COMPARED WITH 1998

    The Company experienced a net operating loss of $2,220,822 for 1999 and a net operating profit of $1,039,985 for 1998. The net loss for 1999 is primarily the result of lower than expected lot sales in the Hidden Meadows subdivision and the Deer Crest development and of increased mine maintenance and administrative costs. The net profit for 1998 resulted from higher lot sales in the Hidden Meadows subdivision and the Deer Crest development.

    Revenue in 1999 totaled $1,881,871, a decrease of 67% over 1998 revenues. The decrease in revenues is the result of decreased lot sales in the Company's development projects.

    Blue Ledge sold four lots in the Hidden Meadows subdivision during 1999. During 1998, Blue Ledge sold nine lots in the Hidden Meadows subdivision.

    In 1999, Blue Ledge sold one lot in the Deer Crest development. There were four lots sold during 1998.

    Interest income decreased $18,121 or 14% during 1999 when compared with 1998. The decrease is the net result of smaller cash balances available for investment, offset in part by increased interest rates during 1999.

    The Company, from time to time, performs tunnel maintenance and repair work for other entities on a contract basis. It has performed work for Park City in the Judge Tunnel and the Spiro Tunnel since 1991. The Company anticipates continued contract work in 2000. Contract services when compared with 1998 has increased 214% during 1999 as a result of the Company's mine crews being more available to perform work as needed during the year. The Company anticipates that a similar amount of contract revenue will be earned during 2000.

    The Company's other income increased 78% during 1999 when compared with 1998 as a result of a new water contract.

    Mine maintenance and administrative costs increased approximately 69% during 1999, when compared with the same period in 1998. The increase was due primarily to property taxes and accrued remediation costs of $630,000 partially offset by a reduction of other costs.

    1999 DISCONTINUED OPERATION COMPARED WITH 1998

    With a continuing need to draw greater numbers of visitors for the Silver Mine Adventure to become profitable, during 1999 management decided the required expenditures exceeded the potential for future profitability. Also, management decided that the resources of the Company should be focused on real estate development. These factors resulted in the discontinuing of the operation effective November 1,

1999. The results of the Park City Silver Mine Adventure's operations have been classified as discontinued operation. The 1999 operations resulted in a total loss of $4,356,080 including a loss of $3,855,923 from disposal of discontinued operation and writing off the related assets and operating losses of $500,157. The 1998 operations resulted in a total loss of $390,990 net of income tax benefit (Refer to footnote 4. Income taxes).

    OUTLOOK

    The Company believes that its existing capital resources and anticipated cash flows from operations will provide it with sufficient funds to meet its anticipated capital and operating requirements for 2000. The Company's cash outflow should improve with the closing of the Silver Mine Tour attraction.

    Blue Ledge anticipates selling the remaining building lots in the Hidden Meadows subdivision which is expected to provide cash of approximately $400,000 during 2000. As the development of the Hidden Meadows subdivision is substantially complete, Blue Ledge does not expect to incur any substantial additional costs with this subdivision. The 2000 projection is to sell 70% of the Blue Ledge's remaining lots in the Deer Crest project providing net cash of approximately $2,900,000 after development costs. If the sale of those lots does not occur as anticipated the Company has various other parcels of real estate that management believes could be marketed or used as collateral for borrowings to provide the cash flows necessary to fund its on-going operations and development costs in 2000.

    The Company believes that a definitive agreement will be completed during the first half of 2000 with DMB and that the joint venture partnership will pursue the continued development and funding of Flagstaff Mountain and Bonanza Mountain Resorts. United Park expects the level of year 2000 expenditures on deferred real estate development costs of various other projects to be dependant on cash availability (Refer to Item 1. Description of Business--Real Estate).

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

ITEM 7. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Park City Mines Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Park City Mines Company and subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Salt Lake City, Utah
March 23, 2000

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                                 ASSETS
Cash and cash equivalents...................................  $ 1,035,845
Accounts receivable.........................................       78,239
Prepaid expenses............................................      112,863
Inventories.................................................       73,702
Deferred income taxes.......................................      270,068
Other.......................................................        1,206
                                                              -----------
                                                                1,571,923
                                                              -----------
Real estate:
  Hidden Meadows development................................      556,807
  Deer Crest development....................................      392,482
  Deferred development costs--other.........................    3,078,811
                                                              -----------
                                                                4,028,100
                                                              -----------
Property and equipment:
  Mine shaft, buildings, and equipment......................    3,986,570
  Construction-in-progress..................................      261,313
  Resort facilities.........................................       58,077
  Less accumulated depreciation.............................   (3,738,848)
                                                              -----------
                                                                  567,112
Land less accumulated depletion of $1,062,190...............   13,458,002
Water rights................................................      400,000
                                                              -----------
                                                               14,425,114
                                                              -----------
Total assets................................................  $20,025,137
                                                              ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $   225,707
Accrued liabilities.........................................    1,046,836
Net liabilities--discontinued operation.....................       48,095
                                                              -----------
                                                                1,320,638
Accrued remediation costs...................................      630,000
                                                              -----------
  Total liabilities.........................................    1,950,638
                                                              -----------

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
  Capital stock, $.01 par value:
    Authorized: 3,750,000 shares
    Issued: 3,249,411 shares................................       32,494
  Capital in excess of par value............................   41,982,640
  Accumulated deficit.......................................  (23,756,851)
                                                              -----------
                                                               18,258,283
  Less cost of treasury stock: 1,294 shares.................     (183,784)
                                                              -----------
    Total stockholders' equity..............................   18,074,499
                                                              -----------
Total liabilities and stockholders' equity..................  $20,025,137
                                                              ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   ----------
Revenues:
  Lot sales.................................................  $ 1,292,750   $5,359,000
  Contract services.........................................      209,290       66,694
  Interest..................................................      108,714      126,835
  Royalties and rentals.....................................      194,696      173,105
  Other.....................................................       76,421       43,028
                                                              -----------   ----------
                                                                1,881,871    5,768,662
                                                              -----------   ----------
Expenses:
  Cost of lot sales and selling expense.....................      689,028    1,956,288
  General and administrative costs..........................      954,437      798,135
  Mine maintenance and administrative costs.................    2,215,327    1,310,616
  Contract services costs...................................      140,484       40,037
  Depreciation..............................................       88,233      132,645
  Interest..................................................        5,792       43,995
  Other.....................................................        8,400
                                                              -----------   ----------
                                                                4,101,701    4,281,716
                                                              -----------   ----------
Income (loss) from continuing operations before income
  taxes.....................................................   (2,219,830)   1,486,946
Income tax provision........................................         (992)    (446,961)
                                                              -----------   ----------
Income (loss) from continuing operations....................   (2,220,822)   1,039,985
                                                              -----------   ----------
Discontinued operation (see note 5):
  Loss from discontinued operation (less applicable income
    tax benefit of $232,598 for 1998 and $0 for 1999).......     (500,157)    (390,990)
  Loss on disposal of discontinued operation, including
    provision of $20,354 for operating losses during
    phase-out period (less applicable income tax benefit of
    $0 for 1999)............................................   (3,855,923)          --
                                                              -----------   ----------
Loss from discontinued operation............................   (4,356,080)    (390,990)
                                                              -----------   ----------
Net income (loss)...........................................  $(6,576,902)  $  648,995
                                                              ===========   ==========
Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations..................  $     (0.68)  $     0.32
  Loss from discontinued operation..........................        (1.34)       (0.12)
                                                              -----------   ----------
Basic and diluted...........................................  $     (2.02)  $     0.20
                                                              ===========   ==========
Weighted average shares outstanding:
  Basic.....................................................    3,249,411    3,222,065
  Diluted...................................................    3,249,411    3,255,398
                                                              ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CAPITAL STOCK       CAPITAL IN       TOTAL          TREASURY STOCK          TOTAL
                                 --------------------    EXCESS OF    ACCUMULATED    --------------------   STOCKHOLDERS'
DESCRIPTION                       SHARES      AMOUNT     PAR VALUE      DEFICIT       SHARES     AMOUNT        EQUITY
-----------                      ---------   --------   -----------   ------------   --------   ---------   -------------
Balance at December 31, 1997...  3,045,711   $30,457    $36,455,441   $(17,828,944)   1,294     $(183,784)   $18,473,170
Issue of stock for land........    203,700     2,037     5,527,199                                             5,529,236
Net income.....................         --        --            --        648,995        --            --        648,995
                                 ---------   -------    -----------   ------------    -----     ---------    -----------
Balance at December 31, 1998...  3,249,411   $32,494    $41,982,640   $(17,179,949)   1,294     $(183,784)   $24,651,401
Net loss.......................         --        --            --     (6,576,902)       --            --     (6,576,902)
                                 ---------   -------    -----------   ------------    -----     ---------    -----------
Balance at December 31, 1999...  3,249,411   $32,494    $41,982,640   $(23,756,851)   1,294     $(183,784)   $18,074,499
                                 =========   =======    ===========   ============    =====     =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $(6,576,902)  $   648,995
                                                              -----------   -----------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation............................................       88,233       132,645
    Deferred income taxes...................................                    205,134
    Increase (decrease) from changes in:
      Accounts receivable...................................      (30,904)       42,831
      Prepaid expenses, inventories and other assets........      (13,334)       25,810
      Subdivision development costs.........................      413,420     1,386,025
      Deferred development costs--other.....................   (1,104,581)   (1,563,083)
      Accounts payable and accrued liabilities..............      275,262        64,157
      Other.................................................       28,294       (10,000)
      Accrued remediation costs.............................      630,000            --
    Noncash charges and working capital changes of
      discontinued operation................................    4,094,135       273,440
                                                              -----------   -----------
        Total adjustments...................................    4,380,525       556,959
                                                              -----------   -----------
        Net cash provided by (used in) operating
          activities........................................   (2,196,377)    1,205,954
                                                              -----------   -----------
Cash flows from investing activities:
  Construction-in-progress..................................      (25,345)      (35,975)
  Capital expenditures......................................     (505,590)     (490,272)
  Investing activities of discontinued operation............     (116,090)     (103,059)
                                                              -----------   -----------
        Net cash used in investing activities...............     (647,025)     (629,306)
                                                              -----------   -----------
Cash flows from financing activities:
  Costs related to issuing stock for land...................           --       (47,052)
                                                              -----------   -----------
        Net cash used in financing activities...............           --       (47,052)
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........   (2,843,402)      529,596
Cash and cash equivalents-beginning of period...............    3,890,474     3,360,878
                                                              -----------   -----------
Cash and cash equivalents-end of period:
  Total cash and cash equivalents...........................    1,047,072     3,890,474
  Less discontinued operation...............................      (11,227)      (77,877)
                                                              -----------   -----------
Cash and cash equivalents from continuing operations-end of
  period....................................................  $ 1,035,845   $ 3,812,597
                                                              ===========   ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods presented for interest (net
    of interest capitalized of $0 in 1999 and 1998).........  $     5,792   $    43,995
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

    During 1998, the Company acquired land in exchange for 203,700 shares of the Company's capital stock with a value of $5,576,287.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

    A. PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of United Park City Mines Company (the "Company") and its wholly-owned subsidiaries.

    The Company's current principal business is the development, sale, and lease of real estate located near Park City, Utah. The Company has historically been engaged in mining in Park City and is currently maintaining its mining properties in an inactive status. In addition, the Company operated a mine tour attraction near Park City, which was opened in 1995 and closed November 1, 1999.

    The Company believes that cash and cash equivalents at December 31, 1999 plus cash flows from the sale of lots in the Hidden Meadows subdivision and the Deer Crest project will be sufficient to fund its on-going operations in 2000. If the sale of those lots does not occur as anticipated the Company has various other parcels of real estate that management believes could be marketed or used as collateral for borrowings to provide the cash flows necessary to fund its on-going operations and development costs in 2000.

    B. CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with one financial institution located in Salt Lake City, Utah and one located in Wilmington, Delaware

    C. INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are provided using the difference between the financial statement and tax bases of assets and liabilities based on applicable future tax rates. Investment tax credits are accounted for on the flow-through method.

    D. PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost.

    Depreciation for assets purchased prior to 1983 has been computed over estimated remaining useful lives of 10 years for mine equipment and buildings and 25 years for the mine shaft using the straight-line method of depreciation.

    Depreciation for assets purchased after 1982 has been computed on the straight-line method of depreciation over the following useful lives:

Automobiles, equipment and furniture........................  3-5 years
Real property and related improvements......................   15 years
Mine tour attraction........................................  3-20 years

    Upon the sale or retirement of property and equipment, any gain or loss on disposition is reflected in the consolidated statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    E. MINE MAINTENANCE AND ADMINISTRATIVE EXPENSES

    All costs pertaining to the maintenance and administration of the mine are expensed as incurred.

    F. INVENTORIES

    Material and supplies inventory for mine maintenance is stated at the lower of cost (first-in, first-out) or market.

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

    Expenditures relating to the future development of real estate held by the Company are deferred and shown as an asset on the balance sheet as they are expected to be recoverable through future sales. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative fair market value basis. If necessary, a valuation allowance is recorded to reflect an impairment in the carrying value of deferred real estate development costs or land that is held for sale, lease or development. The Company believes that it has no current requirements to incur reclamation costs on any of its real estate properties. However, should the Company pursue development of certain land parcels in the future, it could incur material environmental costs related to preparing those parcels of land for development.

    Management believes that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the real estate.

    H. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share was computed by dividing the net income
(loss) by the weighted average number of capital shares outstanding. Diluted net income (loss) per share was computed by dividing the net income (loss) by the sum of the weighted average number of capital shares and the effect of dilutive unexercised stock options. For the year ended December 31, 1999, outstanding stock options of 55,833 shares at an average price of $15.539 per share were not included in the computation of net loss per share because the effect would have been antidilutive. Capital stock options to purchase 33,333 shares at $6.874 per share were outstanding during 1998 and were included in the computation of diluted net income per share.

    I. ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    J. STOCK-BASED COMPENSATION

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

    In 1996, FAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. FAS No. 123, which prescribes the recognition of compensation expense based on fair market value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 9 for pro forma disclosures required by FAS No. 123 plus additional information on the Company's stock options.

    K. ENVIRONMENTAL REMEDIATION COSTS

    The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Those accrued costs of future expenditures are not discounted to their present value.

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

3. SKI LEASES:

    The Company has leased certain surface rights representing approximately 5,273 acres to Greater Park City Company for use in its resort operations. Greater Park City Company has assigned some of its rights in a separate lease to Deer Valley Resort Company. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Annual rentals are calculated as a percent of Gross Ski Revenue as defined by the lease agreement and subsequent amendments thereto, but not less than a minimum annual rental fee of

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

3. SKI LEASES: (CONTINUED)
fifty cents per acre leased. Greater Park City Company and Deer Valley Resort Company paid United Park for the 1997-98 ski season, a total of $176,105 and for the 1998-99 ski season, a total of $180,263.

4. INCOME TAXES:

    The income tax provision for the years ended December 31, 1999 and 1998 consists of the following:

                                                               1999       1998
                                                             --------   ---------
CONTINUED OPERATIONS:
Current tax provision (benefit)............................    $992     $ (12,093)
Deferred tax provision.....................................      --       459,054
                                                               ----     ---------
  Continued operations income tax provision................    $992     $ 446,961
                                                               ----     ---------
DISCONTINUED OPERATION:
Current tax provision (benefit)............................    $ --     $      --
Deferred tax benefit.......................................      --      (232,598)
                                                               ----     ---------
  Discontinued operations income tax benefit...............    $ --     $(232,598)
                                                               ----     ---------
Total income tax provision.................................    $992     $ 214,363
                                                               ====     =========

    The reported provision for income taxes varies from the amount that would be provided by applying the statutory U. S. Federal income tax rate to income
(loss) before taxes for the following reasons.

                                                          1999         1998
                                                       -----------   ---------
Federal statutory tax (benefit) provision............  $(2,235,809)  $ 293,542

Increase (reduction) in taxes resulting from:
  State income taxes (net of federal benefit)........     (216,481)      8,786
  Alternative minimum tax............................           --       8,829
  Change in valuation allowance......................    2,435,684    (150,649)
  Other..............................................       17,598      53,855
                                                       -----------   ---------
Income tax provision.................................  $       992   $ 214,363
                                                       ===========   =========

    As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,592,000 and $9,075,000 respectively, which will expire between 2000 and 2019 if not used to reduce future taxable income.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

4. INCOME TAXES: (CONTINUED)
    The components of the net deferred tax asset and liability as of December 31, 1999 are as follows:

Deferred tax assets:
  Tax net operating loss carryforwards......................  $ 7,300,684
  Tax credit carryforwards..................................       14,452
  Charitable contributions carryover........................       15,281
  Accrued remediation costs.................................      234,990
  Other.....................................................        1,102
  Valuation allowance.......................................   (7,288,530)
                                                              -----------
    Total deferred tax asset................................      277,979
Deferred tax liability:
  Excess tax depreciation and amortization..................       (7,911)
                                                              -----------
Net deferred tax asset......................................  $   270,068
                                                              ===========

    The Company has recorded a deferred tax asset of $270,068 reflecting the expected benefit from $7,300,684 in loss carryforwards, which expire in varying amounts between 2000 and 2019. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized as a result of future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5. DISCONTINUED OPERATION:

    Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate business activity of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. ("PCSMA"), which to date had not achieved profitable operations. Where applicable, the assets that can be utilized in other segments of the Company's operations have been reallocated to those segments. However, because of the unique nature of the assets, the salvage value is estimated to be negligible and the book value of the asset has been so adjusted, resulting in a write down of $3,855,923.

    The results of the PCSMA's operations have been classified as a discontinued operation for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

5. DISCONTINUED OPERATION: (CONTINUED)
    Net assets of the discontinued operation (excluding intercompany balances, which have been eliminated) are as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
ASSETS:
  Cash and cash equivalents.................................    $ 11,227
  Accounts receivable.......................................       3,499
                                                                --------
    Total assets............................................      14,726
                                                                --------
LIABILITIES:
  Accounts payable..........................................      61,980
  Accrued liabilities.......................................         841
                                                                --------
    Total liabilities.......................................      62,821
                                                                --------
Net liabilities--discontinued operation.....................    $(48,095)
                                                                ========

    Revenues of the discontinued operation were $1,159,554 and $1,484,510 for the years ended December 31, 1999 and December 31, 1998, respectively.

6. INDUSTRY SEGMENTS:

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company is organized into the following industry segments and management accounts for revenues from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance, and Real Estate. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs. As noted previously, effective November 1, 1999, the Company discontinued the operations of the Silver Mine Adventure, which previously was reported as a separate segment.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

6. INDUSTRY SEGMENTS: (CONTINUED)

                                             MINE MAINT.   REAL ESTATE     OTHER         TOTAL
DECEMBER 31, 1999:                           -----------   -----------   ----------   -----------
Revenue....................................  $   311,977   $ 1,495,574   $   74,320   $ 1,881,871
Operating income (loss)(1).................   (2,222,442)      535,419     (532,807)   (2,219,830)
Identifiable assets........................      780,659    17,331,851    1,912,627    20,025,137
Depreciation...............................       71,028         3,490       13,715        88,233
Capital expenditures, including deferred
  real estate development costs............        2,164         6,227    1,627,125     1,635,516

                                             MINE MAINT.   REAL ESTATE     OTHER         TOTAL
DECEMBER 31, 1998:                           -----------   -----------   ----------   -----------
Revenue....................................  $    99,544   $ 5,529,048   $  140,070   $ 5,768,662
Operating income (loss)(1).................   (1,451,573)    3,364,762     (426,243)    1,486,946
Identifiable assets........................      824,823    16,364,709    4,460,190    21,649,722
Depreciation...............................      113,892         2,905       15,848       132,645
Capital expenditures, including deferred
  real estate development costs............       24,001       545,010    7,076,656     7,645,667

------------------------

(1) Earnings before taxes

    All of the segment revenues are derived from within the United States and all segment assets are located in the United States. The Real Estate segment had one customer in 1999 with revenues of $700,000 and four customers in 1998 with total revenues of $3,500,000 which exceeded 10% of the Company's total revenues. The real estate sales are one-time sales to various customers and are not expected to reoccur to those customers due to the nature of real estate transactions.

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

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

7. CONTINGENCIES: (CONTINUED)

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

    The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate. Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site. Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site. The EPA, United Park, and/ or other potentially responsible parties may perform more detailed studies at the site to determine what response, if any, is necessary.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

7. CONTINGENCIES: (CONTINUED)
    Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. United Park is currently negotiating with the EPA regarding the possibility of performing a voluntary remedial investigation and feasibility study ("RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company has accrued $630,000 as its best estimate of costs to complete the RI/FS at Richardson Flat. Since these negotiations have not reached their conclusion or the study performed, the Company cannot estimate the potential costs, if any, that may be required beyond the RI/FS. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. It is believed that through the development of the recreation complex, any remedial issues that might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of such development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

    As United Park has currently conducted its mine maintenance operations and under current reclamation statutes and regulations, in management's opinion, United Park is not liable for reclamation costs associated with its mining properties. However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines. If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

8. RETIREMENT SAVINGS PLAN:

    The Company has a contributory 401(k) Retirement Savings Plan covering all employees who have completed three months of continuous service and have attained the age of 21. Prior to the second quarter of 1999, one year of continuous service was required to be eligible for this plan. Under the provisions of the Plan, the Company contributes $0.50 for each dollar contributed by eligible employees up to a limit of $1,000 per employee per year. Company contributions are 100% vested after six years of continuous service. Total Company expense for the plan in 1999 and 1998 was $25,009 and $20,862, respectively.

9. STOCK OPTION PLAN:

    In 1993, the shareholders of the Company approved a stock option plan ("Plan") for key employees and consultants of the Company. Pursuant to the terms of the Plan, as amended, 125,000 shares of the Company's $0.01 par value common stock are reserved for issuance thereunder. The Plan consists of two autonomous, separately administered programs: an "Employee Program" and a "Consultant Program." The Employee Program is for key employees (including employees who are members of the Company's Board of Directors), and the Consultant Program is for consultants (including non-employee members of

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

9. STOCK OPTION PLAN: (CONTINUED)
the Board of Directors). Stock Options granted under the Employee Program are intended to be Incentive Stock Options as defined in the Internal Revenue Code, and stock options granted under the Consultant Program are intended to be Non-statutory Stock Options.

    Under the Employee Program, the Board of Directors will, in its sole discretion, approve the grant of options to key employees based upon the performance and contribution of each such key employee and based upon the results achieved by the Company. The Board will also set the terms and conditions of the individual stock option grants under the Employee Program within the framework of the Plan. Outstanding stock options must be exercised during employment or within three months after termination (other than by reason of death).

    Under the Consultant Program, the entire Board of Directors will, in its sole discretion, approve the grant of options to consultants, including individual members of the Board of Directors. The Board of Directors will set the terms and conditions of the individual stock option grants under the Consultant Program, within the framework of the Plan.

    No options may be granted under the Plan after June 10, 2003. Options granted under the Plan are exercisable in such installments and for such periods as specified by the Board of Directors at the time of grant, but may not be exercisable more than ten years after the date of grant (five years for shareholders owning 10% or more of the Company's outstanding stock). At
December 31, 1999, a total of 65,000 shares were available for grants of additional options under the plan.

    The option price with respect to each option will be determined by the Board of Directors of the Company, but shall not be less than 100% of the fair market value of the common stock of the Company at the time the option is granted (110% for a shareholder owning 10% or more of the Company's outstanding stock).

    The Plan provides that new stock options can be granted under the Plan to holders of existing options in exchange for cancellation of the existing options, in the sole discretion of the Board of Directors.

    Presented below is a summary of stock option plan activity for the years shown:

                                                                WTD. AVG.        OPTIONS       WTD. AVG.
                                                   OPTIONS    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                                   --------   --------------   -----------   --------------
Balance, December 31, 1997.......................   33,333        $ 6.874        33,333          $ 6.874
  Granted........................................       --             --            --               --
  Exercised......................................       --             --            --               --
  Cancelled......................................       --             --            --               --
                                                    ------        -------        ------          -------
Balance, December 31, 1998.......................   33,333        $ 6.874        33,333          $ 6.874
  Granted........................................   22,500         28.375        22,500           28.375
  Exercised......................................       --             --            --               --
  Cancelled......................................       --             --            --               --
                                                    ------        -------        ------          -------
Balance, December 31, 1999.......................   55,833        $15.539        55,833          $15.539
                                                    ======        =======        ======          =======

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

9. STOCK OPTION PLAN: (CONTINUED)
    The following table summarizes information for options outstanding and exercisable at December 31, 1999:

                                       OPTIONS OUTSTANDING AND
                                             EXERCISABLE
                                   -------------------------------
                                     WTD. AVG.        WTD. AVG.
RANGE OF PRICES          NUMBER    REMAINING LIFE   EXERCISE PRICE
---------------         --------   --------------   --------------
$6.874                   33,333          5              $ 6.874
28.375                   22,500          9               28.375
                         ------          --             -------
$6.874 - $28.375         55,833          7              $15.539
                         ======          ==             =======

    PRO FORMA FAIR VALUE DISCLOSURES

    Had compensation expense for the Company's stock options been recognized based on fair market value on the grant date under the methodology prescribed by FAS No. 123, the Company's income (loss) from continuing operations and earnings
(loss) per share for the two years ended December 31, would have been impacted as shown in the following table.

                                                         1999          1998
                                                      -----------   ----------
Reported income (loss) from continuing operations...  $(2,220,822)  $1,039,985
Pro forma income (loss) from continuing
  operations........................................   (2,534,247)   1,039,985
Reported diluted earnings (loss) per share from
  continuing operations.............................        (0.68)        0.32
Pro forma diluted earnings (loss) per share from
  continuing operations.............................        (0.78)        0.32

    The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                1999       1998
                                                              --------   --------
Expected life of option.....................................  10 yrs         --
Risk-free interest rate.....................................    6.0%         --
Expected volatility of Company stock........................   19.7%         --
Expected dividend yield on Company stock....................    0.0%         --

    The weighted average fair value of options granted during 1999 and 1998 is as follows:

                                                            1999       1998
                                                          --------   --------
Fair value of each option granted.......................  $  13.93   $     --
Total number of options granted.........................    22,500         --
Total fair value of all options granted.................  $313,425   $     --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 23, 2000, under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirements of Section 16(a)," and is incorporated by reference into this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 23, 2000, under the caption "Executive Compensation" and is incorporated by reference into this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 23, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirements of
Section 16(a)," and is incorporated by reference into this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable

ITEM 13. EXHIBITS AND REPORTS ON FOR 8-K

    (a) The following exhibits are filed with this Form 10-KSB pursuant to Item 601 of Regulation S-B:

      REG. S-B                                                                        SEQUENTIAL
      REFERENCE                                                                          PAGE
       NUMBER                                     DOCUMENT                              NUMBER
---------------------                             --------                            ----------
 3.1                    Restated Certificate of Incorporation, as amended by               (1)
                        Certificate of Amendment of Restated Certificate of
                        Incorporation

 3.2                    Amendment to Restated Certificate of Incorporation filed in        (2)
                        Delaware on December 19, 1990

 3.3                    Amendment to Restated Certificate of Incorporation filed in        (5)
                        Delaware on September 8, 1993

 3.4                    Amendment to Restated Certificate of Incorporation filed in        (7)
                        Delaware on August 25, 1995

 3.5                    Bylaws                                                             (1)

 10.1                   Purchase Agreement dated January 1, 1971 between United Park       (1)
                        City Mines Company and Greater Park City Company (formerly
                        Treasure Mountain Resort Company), as amended by First
                        Amendment to Purchase Agreement dated June 11, 1971, Second
                        Amendment to Purchase Agreement dated March 30, 1972, Third
                        Amendment to Purchase Agreement dated April 2, 1975, and
                        Fourth Amendment to Purchase Agreement dated July 1, 1975

 10.2                   Memorandum of Agreement dated June 23, 1975 among United           (1)
                        Park City Mines Company, Greater Park City Company,
                        Unionamerica, Inc., Royal Street Corporation, Morgan
                        Guaranty Trust Company of New York as Trustee, The Fidelity
                        Bank as Trustee, and Alpine Meadows of Tahoe, Inc.

 10.3                   Substituted Escrow Agreement dated October 11, 1975 among          (1)
                        United Park City Mines Company, Greater Park City Company,
                        Royal Street Land Company, Greater Properties, Inc., Park
                        Properties, Inc., and First Security Bank of Utah, as
                        trustee and escrow agent, as amended by Amendment to
                        Substituted Escrow Agreement dated October 1, 1979

 10.4                   Acquisition Agreement dated October 11, 1975 between Greater       (1)
                        Park City Company and Royal Street Land Company

 10.5                   Resort Area Lease dated January 1, 1971 between United Park        (1)
                        City Mines Company and Greater Park City Company, as amended by Amendment to Resort Area Lease dated May 1, 1975 and
                        Second Amendment to Resort Area Lease dated June 19, 1980, and Third Amendment to Resort Area Lease dated December 12,
                        1980

 10.6                   Crescent Ridge Lease dated January 1, 1971 between United          (1)
                        Park City Mines Company and Greater Park City Company, as
                        amended by Crescent Ridge Lease dated May 1, 1975

 10.7                   Deer Valley Lease dated January 1, 1971 between United Park        (1)
                        City Mines Company and Greater Park City Company, as amended by Deer Valley Lease dated May 1, 1975, and Amendment to
                        Deer Valley Lease dated May 21, 1979 and Second Amendment to
                        Deer Valley Lease dated July 31, 1980

      REG. S-B                                                                        SEQUENTIAL
      REFERENCE                                                                          PAGE
       NUMBER                                     DOCUMENT                              NUMBER
---------------------                             --------                            ----------
 10.8                   Water Rights Purchase Agreement dated January 1, 1971              (1)
                        between United Park City Mines Company and Greater Park City
                        Company, as amended by Amendment to Water Rights Purchase
                        Agreement dated February 10, 1975 and Second Amendment to
                        Water Rights Purchase Agreement dated July 1, 1975

 10.9                   Settlement Agreement and Release by and between United Park        (4)
                        City Mines Company, Royal Street Land Company, Deer Valley
                        Resort Company, Royal Street of Utah, Royal Street
                        Development Company, and Wells Fargo Bank, N.A. dated
                        November 6, 1992

 10.10                  Employment Agreement dated June 1, 1994 by and between             (6)
                        United Park City Mines Company and Hank Rothwell

 10.11                  Incentive Stock Option Agreement dated June 27, 1994 by and        (6)
                        between United Park City Mines Company and Hank Rothwell

 10.12                  Incentive Stock Option Agreement dated August 2, 1994 by and       (6)
                        between United Park City Mines Company and Edwin L. Osika,
                        Jr.

 10.13                  Employment Agreement dated June 1, 1997 by and between             (8)
                        United Park City Mines Company and Hank Rothwell

 10.14                  Agreement of Purchase and Sale of Assets between New Quincy        (8)
                        Mining Company as Seller and United Park City Mines Company,
                        dated December 31, 1997

 10.15                  Agreement of Purchase and Sale of Assets between Lucky Bill        (9)
                        Mining Company as Seller and United Park City Mines Company,
                        dated December 31, 1997

 22.1                   Subsidiaries of the Registrant                                     (3)

 27                     Financial Data Schedule                                            37

 99                     Prospectus which is a part of the Form S-3, Amendment             (10)
                        No. 1, dated April 8, 1998, filed by the Company with the
                        Securities and Exchange Commission

------------------------

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

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994

(7) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 7, 1995

(8) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999

(9) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 19, 1998

(10) Incorporated by reference from the Registrant's Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission

    (b) Reports on Form8-K:

    None

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

                                                               UNITED PARK CITY MINES COMPANY
                                                                        (Registrant)

Date March 29, 2000                                    By:              /s/ HANK ROTHWELL
                                                            -----------------------------------------
                                                                          Hank Rothwell
                                                             PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                                                             DIRECTOR

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----
                 /s/ ALAN L. GORDON
     -------------------------------------------       Director                       March 29, 2000
                   Alan L. Gordon

                /s/ JOSEPH S. LESSER
     -------------------------------------------       Director                       March 29, 2000
                  Joseph S. Lesser

                  /s/ HANK ROTHWELL
     -------------------------------------------       President, Chief Executive     March 29, 2000
                    Hank Rothwell                        Officer, and Director

               /s/ MICHAEL R. SALMOND
     -------------------------------------------       Chief Financial Officer        March 29, 2000
                 Michael R. Salmond