Form 10QSB
period 2000-03-31
UNITED PARK CITY MINES CO
filed 2000-05-11
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ____________

Commission File Number                        1-3753
                      ----------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2000: 3,249,411 shares
                                          ------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes _____; No __X__.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2000
                                                                          Page 2

                         PART I - FINANCIAL INFORMATION
                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31,
                                                                                                         2000
                                                                                                   ------------------
ASSETS:
   Cash and cash equivalents....................................................                      $    944,288
   Accounts receivable..........................................................                           169,207
   Prepaid expenses.............................................................                            64,872
   Inventories..................................................................                            70,642
   Deferred income taxes........................................................                           270,068
   Other........................................................................                             1,206
                                                                                                   ------------------
                                                                                                         1,520,283
                                                                                                   ------------------


Real Estate:
   Restricted Cash - Deer Crest.................................................                           280,000
   Hidden Meadows development...................................................                           485,530
   Deer Crest development.......................................................                           328,659
   Deferred development costs - other...........................................                         3,255,136
                                                                                                   ------------------
                                                                                                         4,349,325
                                                                                                   ------------------


Property and Equipment:
     Mine shaft, buildings, and equipment.......................................                         4,018,287
     Construction-in-progress...................................................                           256,232
     Resort facilities..........................................................                            58,077
     Less accumulated depreciation..............................................                        (3,752,415)
                                                                                                   ------------------
                                                                                                           580,181

   Land less accumulated depletion of $1,062,190................................                        13,458,002
   Water rights.................................................................                           400,000
                                                                                                   ------------------
                                                                                                        14,438,183
                                                                                                   ------------------


Total assets....................................................................                      $ 20,307,791
                                                                                                   ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2000
                                                                          Page 3

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31,
                                                                                                         2000
                                                                                                   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Accounts payable...........................................................                      $    374,796
     Accrued liabilities........................................................                         1,113,240
     Bank notes payable.........................................................                            97,133
     Accrued remediation costs..................................................                           599,397
                                                                                                   ------------------

     Total liabilities..........................................................                         2,184,566
                                                                                                   ------------------





   Stockholders' equity:
     Capital stock, $.01 par value:
       Authorized:  3,750,000 shares
       Issued:  3,249,411 shares ...............................................                            32,494
     Capital in excess of par value.............................................                        41,982,640
     Accumulated deficit........................................................                       (23,708,125)
                                                                                                   ------------------
                                                                                                        18,307,009

     Less cost of treasury stock - 1,294 shares.................................                          (183,784)
                                                                                                   ------------------

     Total stockholders' equity.................................................                        18,123,225
                                                                                                   ------------------



   Total liabilities and stockholders' equity...................................                      $ 20,307,791
                                                                                                   ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2000
                                                                          Page 4

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                       For Three Months Ended
                                                                                -------------------------------------
                                                                                    March 31,         March 31,
                                                                                       2000              1999
                                                                                -------------------------------------
Revenues:
   Lot sales.................................................................       $   997,000   $             --
   Contract services.........................................................            57,217            56,103
   Interest..................................................................            17,278            37,196
   Royalties and rentals.....................................................            96,260            88,399
   Other.....................................................................            73,553            16,111
                                                                                -------------------------------------
                                                                                      1,241,308           197,809
                                                                                -------------------------------------


Expenses:
   Cost of lot sales and selling expense.....................................           297,961            32,655
   General and administrative costs..........................................           339,900           232,705
   Mine maintenance and administrative costs.................................           477,599           365,740
   Contract services costs...................................................            47,681            47,137
   Depreciation..............................................................            14,987            29,319
   Interest..................................................................            14,454                --
                                                                                -------------------------------------
                                                                                      1,192,582           707,556
                                                                                -------------------------------------

Income (loss) from continuing operations before income taxes.................            48,726          (509,747)

   Income tax expense (benefit)..............................................                --                --
                                                                                -------------------------------------

Income (loss) from continuing operations.....................................            48,726          (509,747)
                                                                                -------------------------------------

Discontinued operation (see notes):
   Loss from discontinued operation (less applicable income tax benefit of $0
     for each period)........................................................                --          (213,612)
                                                                                -------------------------------------

Net income (loss)............................................................       $    48,726         $(723,359)
                                                                                =====================================

Basic and diluted net income (loss) per share:
   Income (loss) from continuing operations..................................             $ .01            $ (.16)
   Loss from discontinued operation..........................................                --              (.06)
                                                                                -------------------------------------

Basic and diluted net income (loss) per share................................             $ .01            $ (.22)
                                                                                =====================================

Weighted average shares outstanding:
   Basic.....................................................................         3,249,411         3,249,411
   Diluted...................................................................         3,305,244         3,249,411
                                                                                =====================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2000
                                                                          Page 5

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For Three Months Ended
                                                                        ---------------------------------------------
                                                                              March 31,             March 31,
                                                                                2000                   1999
                                                                        ---------------------------------------------
Cash flows from operating activities:
     Net income (loss)...............................................   $            48,726     $       (723,359)
                                                                        ---------------------------------------------
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation................................................               14,987                29,319
         Increase (decrease) from changes in:
           Restricted cash - Deer Crest..............................             (280,000)                   --
           Accounts receivable.......................................              (90,968)             (132,678)
           Prepaid expenses, inventories and other assets............               51,051                34,322
           Subdivision development costs.............................              (67,511)                   --
           Deferred development costs - other........................             (176,325)             (284,037)
           Accounts payable and accrued liabilities..................              215,493               (13,272)
           Cost of land sold.........................................              202,611                    --
           Accrued remediation costs.................................              (30,603)
           Other.....................................................              (45,882)                   --
         Noncash charges and working capital changes of discontinued
           operation.................................................                   --                98,991
                                                                        ---------------------------------------------
              Total adjustments......................................             (207,147)             (267,355)
                                                                        ---------------------------------------------
              Net cash used by operating activities..................             (158,421)             (990,714)
                                                                        ---------------------------------------------

Cash flows from investing activities:
     Construction-in-progress........................................                5,081                (5,994)
     Capital expenditures............................................              (35,350)              (20,487)
     Investing activities of discontinued operation..................                   --                (3,493)
                                                                        ---------------------------------------------
              Net cash used by investing activities..................              (30,269)              (29,974)
                                                                        ---------------------------------------------

Cash flows from financing activities:
     Proceeds from bank notes........................................               97,133                    --
                                                                        ---------------------------------------------
              Net cash provided by financing activities..............               97,133                    --
                                                                        ---------------------------------------------

Net decrease in cash and cash equivalents............................              (91,557)           (1,020,688)
Cash and cash equivalents-beginning of period........................            1,035,845             3,890,474
                                                                        ---------------------------------------------
Cash and cash equivalents-end of period:
     Total cash and cash equivalents.................................              944,288             2,869,786
     Discontinued operation..........................................                   --               (55,103)
                                                                        ---------------------------------------------

Cash and cash equivalents from continuing operations-end of period...    $         944,288      $      2,814,683
                                                                        =============================================

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 6

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  DISCLOSURE

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 1999 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant").

B.  MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and cash flows for the three month periods March 31, 2000 and March 31, 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented, have been made.

NOTE 2  INDUSTRY SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company is organized into the following industry segments, and management accounts for revenues and expenses from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance and Real Estate. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs. Effective November 1, 1999, the Company discontinued the operation of the Park City Silver Mine Adventure, which previously was reported as a separate segment.

  MARCH 31, 2000:                           MINE MAINT.      REAL ESTATE        OTHER             TOTAL
  ---------------                          ------------    --------------   --------------    -------------
  Revenue................................. $     73,637    $    1,150,322   $      17,349     $   1,241,308
  Operating income (loss) from
    continuing operations(1)................   (477,034)          771,947        (246,187)           48,726
  Identifiable assets.....................      583,215        17,879,993       1,844,583        20,307,791
  Depreciation............................       10,575               930           3,482            14,987
  Capital expenditures, including
    deferred real estate development
    costs.................................       22,358            67,511         184,236           274,105

  MARCH 31, 1999:                           MINE MAINT.      REAL ESTATE         OTHER             TOTAL
  ---------------                          ------------    --------------   --------------    -------------
  Revenue................................. $     72,112    $       88,060   $       37,637    $     197,809
  Operating income (loss) from
    continuing operations(1)................   (384,260)           13,101         (138,588)        (509,747)
  Identifiable assets.....................      806,306        16,440,463        3,784,595       21,031,364
  Depreciation............................       24,521               721            4,077           29,319
  Capital expenditures, including
    deferred real estate development
    costs.................................           --             2,314          308,204          310,518

(1) Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 7

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3  DISCONTINUED OPERATION

Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate the unprofitable business activity of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"). Where applicable, the assets that can be utilized in other segments of the Company's operations have been reallocated to those segments. However, because of the unique nature of the assets, the salvage value is estimated to be negligible and the book value of the asset has been so adjusted.

The result of the Silver Mine Adventure's operations has been classified as a discontinued operation for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statement of Cash Flows.

There are no net assets or net liabilities of the discontinued operation at March 31, 2000.

Revenues of the discontinued operation were $225,242 for the three-month period ended March 31, 1999.

NOTE 4  RESTRICTED CASH - DEER CREST AND BANK NOTES PAYABLE

In February 2000, the Company obtained a financing commitment from a local bank totaling $560,000, for the purpose of installing improvements to 8 lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly from additional loan proceeds at 1/2 percent above the bank's prime lending rate (prime rate 9% at March 31, 2000). At March 31, 2000, the outstanding principal balance was $97,133 including interest of $437. Borrowings are collateralized by two Deer Crest lots with related improvements and Restricted Cash - Deer Crest of $280,000. The initial loan term ends March 1, 2002.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 8

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

The Company's cash balance decreased $91,557 during the first three months of 2000, leaving a cash balance of $944,288 as of March 31, 2000. The Company will use a portion of the March 31, 2000 cash balance along with a portion of the proceeds from future real estate sales by Blue Ledge to fund its future operations.

REAL ESTATE

The Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") sold one of the remaining lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project during the three-month period ended March 31, 2000. Blue Ledge recognized a profit of $699,039 on the gross sales of $997,000 during this three-month period. The cash proceeds from these lot sales were used to fund some of the Company's operations.

Blue Ledge completed another lot sale in the Hidden Meadows subdivision during April of 2000.

In July 1999, The Company signed a Letter of Understanding with Arizona based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. DMB is an experienced real estate development company with the personnel and financial resources needed to develop the Company projects in a quality manner. The Company anticipates completing a definitive agreement with DMB during the second quarter of 2000.

MINE TOUR ATTRACTION - DISCONTINUED OPERATION

Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate the unprofitable business activity of its wholly owned subsidiary, Park City Silver Mine Adventure, Inc. Where applicable, the assets that can be utilized in other segments of the Company's operations have been reallocated to those segments. However, because of the unique nature of the assets, the salvage value is estimated to be negligible and the book value of the assets have been so adjusted. (See Note 3 of the Consolidated Financial Statements)

         The results of the Silver Mine Adventure's operations have been classified as a discontinued operation for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                          Page 9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

As previously stated under the LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE section, Blue Ledge sold one lot in the Hidden Meadows subdivision and one lot in the Deer Crest development project, for a profit of $699,039 or 70% of the gross sales price of these lots, during the three-month period ended March 31, 2000. During the same period in 1999, Blue Ledge did not have any lot sales.

The Company's interest income decreased 54% during the first three months of 2000 as a result of smaller cash balances available for investment.

Other revenues increased 357% during the first three months of 2000 when compared to the same period in 1999. The increase is primarily the result of a new water contract and a single item of approximately $41,000.

The first quarter of 2000 resulted in higher cost of lot sales and selling expense because no lots where sold during the same period in 1999.

The general and administrative expenses increased 46%, when compared to the same period in 1999. This increase is primarily the result of increased use of management consultants and professional fees.

Increases in property taxes and utility services are the primary reasons for an increase in the mine maintenance and administrative costs of approximately 31% during the three-month period ended March 31, 2000, when compared with the same period in 1999.

The decrease in depreciation expense of 49% for the periods presented is the result of assets being fully depreciated.

The increase in interest expense during the first three months of 2000 over the same period in 1999 is the result of having interest bearing obligations in 2000 that did not exist during 1999.

The discontinued operation change in net loss is due to all operations being discontinued by November 1, 1999.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                         Page 10

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 1999
                                                                         Page 11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
                -----------------------------------------------
                                  (Registrant)



        /s/ Hank Rothwell                         /s/ Michael R. Salmond
-------------------------------------    ---------------------------------------
          Hank Rothwell                             Michael R. Salmond
            President,                            Chief Financial Officer
     Chief Executive Officer
           and Director



Date:    May 11, 2000
     ------------------