Form 10QSB
period 2000-06-30
UNITED PARK CITY MINES CO
filed 2000-08-11
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended JUNE 30, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to ________


Commission File Number 1-3753


                         UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


          Delaware                                               87-0219807
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization.)                              Identification No.)


P. O. Box 1450, Park City, Utah                                     84060
-------------------------------                              -------------------
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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 07, 2000: 3,249,411 SHARES

Transitional Small Business Disclosure Format (check one): Yes    No X .
                                                              ---   ---

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 2


                         PART I - FINANCIAL INFORMATION
                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                            June 30,
                                                             2000
                                                         ------------
ASSETS:
   Cash and cash equivalents ..........................  $    446,247
   Accounts receivable ................................       329,024
   Prepaid expenses ...................................        43,486
   Inventories ........................................        88,131
   Deferred income taxes ..............................       270,068
   Other ..............................................         1,286
                                                         ------------
                                                            1,178,242
                                                         ------------
Real Estate:
   Restricted Cash - Deer Crest .......................       280,000
   Hidden Meadows development .........................       417,818
   Deer Crest development .............................       473,066
   Deferred development costs - other .................     3,363,481
                                                         ------------
                                                            4,534,365
                                                         ------------
Property and Equipment:
     Mine shaft, buildings, and equipment .............     4,022,300
     Construction-in-progress .........................       265,833
     Resort facilities ................................        58,077
     Less accumulated depreciation ....................    (3,766,057)
                                                         ------------
                                                              580,153

   Land less accumulated depletion of $1,062,190 ......    13,486,609
   Water rights .......................................       400,000
                                                         ------------
                                                           14,466,762
                                                         ------------
Total assets ..........................................  $ 20,179,369
                                                         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 3

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                          June 30,
                                                            2000
                                                        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Accounts payable ................................. $    533,989
     Accrued liabilities ..............................    1,104,223
     Bank notes payable ...............................      274,228
     Accrued remediation costs ........................      567,030
                                                        ------------
     Total liabilities ................................    2,479,470
                                                        ------------
   Stockholders' equity:
     Capital stock, $.01 par value:
       Authorized:  3,750,000 shares
       Issued:  3,249,411 shares ......................       32,494
     Capital in excess of par value ...................   41,982,640
     Accumulated deficit ..............................  (24,131,451)
                                                        ------------
                                                          17,883,683

     Less cost of treasury stock - 1,294 shares .......     (183,784)
                                                        ------------

     Total stockholders' equity .......................   17,699,899
                                                        ------------
   Total liabilities and stockholders' equity ......... $ 20,179,369
                                                        ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 4

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              For Three Months Ended                     For Six Months Ended
                                                           ------------------------------          --------------------------------
                                                             June 30,           June 30,             June 30,             June 30,
                                                               2000               1999                 2000                 1999
                                                           -----------          ---------          -----------          -----------
Revenues:
   Lot sales .....................................         $   138,000          $      --          $ 1,135,000          $        --
   Contract services .............................              48,823             47,336              106,040              103,439
   Interest ......................................              37,519             27,994               54,797               65,190
   Royalties and rentals .........................              67,000             25,532              163,260              113,931
   Other .........................................              25,151             15,608               98,704               31,719
                                                           -----------          ---------          -----------          -----------
                                                               316,493            116,470            1,557,801              314,279
                                                           -----------          ---------          -----------          -----------
Expenses:
   Cost of lot sales and selling expense .........             106,733             31,878              404,694               64,533
   General and administrative costs ..............             338,808            235,225              678,708              467,930
   Mine maintenance and administrative costs .....             228,066            389,480              713,688              755,220
   Contract services costs .......................              38,349             19,377               78,007               66,514
   Depreciation ..................................              13,773             28,789               28,760               58,108
   Interest ......................................              14,090                 --               28,544                   --
                                                           -----------          ---------          -----------          -----------
                                                               739,819            704,749            1,932,401            1,412,305
                                                           -----------          ---------          -----------          -----------
Loss from continuing operations
   (net of applicable income tax benefit
   of $0 for each period) ........................            (423,326)          (588,279)            (374,600)          (1,098,026)
                                                           -----------          ---------          -----------          -----------
Discontinued operation (see notes):
   Loss from discontinued operation (net of
     applicable income tax benefit of $0 for
     each period) ................................                  --           (137,949)                  --             (351,561)
                                                           -----------          ---------          -----------          -----------
Net loss .........................................         $  (423,326)         $(726,228)         $  (374,600)         $(1,449,587)
                                                           ===========          =========          ===========          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 5

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                   (Unaudited)


                                                           For Three Months Ended                     For Six Months Ended
                                                     ----------------------------------        ----------------------------------
                                                         June 30,            June 30,            June 30,             June 30,
                                                          2000                1999                 2000                 1999
                                                     -------------        -------------        -------------        -------------
Basic and diluted net loss per share:
   Loss from continuing operations ...............   $        (.13)       $        (.18)       $        (.12)       $        (.34)
   Loss from discontinued operation ..............              --                 (.04)                  --                 (.11)
                                                     -------------        -------------        -------------        -------------
Basic and diluted net loss per share .............   $        (.13)       $        (.22)       $        (.12)       $        (.45)
                                                     =============        =============        =============        =============
Basic and diluted weighted average number of
     shares outstanding ..........................       3,249,411            3,249,411            3,249,411            3,249,411
                                                     =============        =============        =============        =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 6

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            For Six Months Ended
                                                                    ---------------------------------
                                                                      June 30,             June 30,
                                                                        2000                 1999
                                                                    -----------          -----------
 Cash flows from operating activities:
   Net loss ................................................         $  (374,600)         $(1,449,587)
                                                                     -----------          -----------
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation .........................................              28,760               58,108
      Increase (decrease) from changes in:
         Restricted cash ...................................            (280,000)                  --
         Accounts receivable ...............................            (250,785)            (122,276)
         Prepaid expenses, inventories and other assets ....              54,948               41,220
         Subdivision development costs .....................              58,405                 (912)
         Deferred development costs - other ................            (284,670)            (757,311)
         Accounts payable and accrued liabilities ..........             365,669               58,035
         Accrued remediation costs .........................             (62,970)
         Other .............................................             (49,726)                  --
      Noncash charges and working capital changes of
       discontinued operation ..............................                  --              180,912
                                                                     -----------          -----------
            Total adjustments ..............................            (420,369)            (542,224)
                                                                     -----------          -----------
            Net cash used by operating activities ..........            (794,969)          (1,991,811)
                                                                     -----------          -----------

Cash flows from investing activities:
   Construction-in-progress ................................              (4,520)             (16,565)
   Capital expenditures ....................................             (64,337)             (33,194)
   Investing activities of discontinued operations .........                  --              (28,005)
                                                                     -----------          -----------
            Net cash used by investing activities ..........             (68,857)             (77,764)
                                                                     -----------          -----------

Cash flows from financing activities:
   Proceeds from bank notes payable ........................             274,228                   --
                                                                     -----------          -----------
            Net cash provided by financing activities ......             274,228                   --
                                                                     -----------          -----------

Net decrease in cash and cash equivalents ..................            (589,598)          (2,069,575)
Cash and cash equivalents-beginning of period ..............           1,035,845            3,890,474
                                                                     -----------          -----------
Cash and cash equivalents-end of period:
   Total cash and cash equivalents .........................             446,247            1,820,899
   Discontinued operations .................................                                  (57,237)
                                                                     -----------          -----------
Cash and cash equivalents from continuing
 operations-end of period ..................................         $   446,247          $ 1,763,662
                                                                     ===========          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 7

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 CONDENSED FINANCIAL STATEMENTS

A.   DISCLOSURE

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1999 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant") and the Form 10-QSB for the period ended March 31, 2000.

B.   MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of June 30, 2000 and the consolidated statement of operations for the three month and six month periods ended June 30, 2000 and June 30, 1999 and the statement of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented, have been made.

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

                                                   Mine
JUNE 30, 2000:                                  Maintenance         Real Estate              Other               Total
--------------                                  -----------        -------------          -----------          -----------
Revenue ................................         $ 146,073          $  1,356,826          $    54,902          $ 1,557,801
Operating income (loss) from
  continuing operations(1) .............          (705,430)              791,359             (460,529)            (374,600)
Identifiable assets ....................           605,217            18,060,180            1,513,972           20,179,369
Depreciation ...........................            19,784                 1,861                7,115               28,760
Capital expenditures, including
  deferred real estate development
  costs ................................            26,478               211,918              331,555              569,951


                                                   Mine
JUNE 30, 1999:                                  Maintenance         Real Estate              Other               Total
--------------                                  -----------        -------------          -----------          -----------
Revenue ................................         $ 135,280          $    113,095          $    65,904          $   314,279
Operating income (loss) from
  continuing operations(1) .............          (754,577)              (43,551)            (299,898)          (1,098,026)
Identifiable assets ....................           810,491            16,922,005            2,699,222           20,431,718
Depreciation ...........................            41,128                 1,765               15,215               58,108
Capital expenditures, including
  deferred real estate development
  costs ................................             1,041                 7,139              799,802              807,982


(1)  Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 8

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 DISCONTINUED OPERATION

Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to divest itself of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"). The Company has sold, disposed of or allocated all of the assets of the Silver Mine Adventure with the proceeds being used to satisfy outstanding obligations of this subsidiary. Where applicable, the assets that could be utilized in other segments of the Company's operations were allocated to those segments. However, because of the unique nature of the assets, the salvage values were negligible. There are no assets or liabilities of the discontinued operation at June 30, 2000.

The results of the Silver Mine Adventure's operations have been classified as discontinued operations for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statement of Cash Flows.

Revenues of the discontinued operation were $321,391 for the three-month period ended June 30, 1999, and $546,633 for the six-month period ended June 30, 1999.


NOTE 4 RESTRICTED CASH - DEER CREST AND BANK NOTES PAYABLE

In February 2000, the Company obtained a financing commitment from a local bank totaling $560,000, for the purpose of installing improvements to eight lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly from additional loan proceeds at 1/2 percent above the bank's prime lending rate (prime rate was 9.5% at June 30, 2000). At June 30, 2000, the outstanding principal balance was $216,224 including interest of $3,837. Borrowings are collateralized by two Deer Crest lots with related improvements and restricted cash of $280,000. The initial loan term ends March 1, 2002.

In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 9.5% at June 30, 2000). At June 30, 2000, the outstanding principal balance was $58,004. Borrowings are collateralized by four Deer Crest lots with related improvements. The initial loan term ends May 1, 2001.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                          Page 9

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


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

The Company's cash balance decreased $589,598 during the first six months of 2000, leaving a cash balance of $446,247 as of June 30, 2000. The Company will use a portion of the June 30, 2000 cash balance along with a portion of the proceeds from expected future real estate sales by Blue Ledge Corporation (hereinafter "Blue Ledge") to fund its future operations. The Company is seeking to secure a $1,000,000 line of credit with a local bank to provide for the additional cash flow needs of the Company.

REAL ESTATE

The Company's wholly owned subsidiary Blue Ledge sold two of the remaining lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project during the six-month period ended June 30, 2000. Blue Ledge recognized a profit of $730,306 on the gross sales of $1,135,000 during the first half of 2000. The cash proceeds from these lot sales were used to fund some of the Company's operations.

Blue Ledge completed another lot sale in the Hidden Meadows subdivision during July of 2000 and has two Deer Crest lots under contract. The Deer Crest lots are expected to close during August.

In July 1999, the Company signed a Letter of Understanding with Arizona based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. DMB is an experienced real estate development company with what the Company believes to be the personnel and financial resources needed to develop the Company projects in a quality manner. The Company signed the various agreements with DMB on June 15, 2000 that will, upon satisfaction of certain conditions, commit a substantial portion of the land and the deferred development costs to the joint venture.

MINE TOUR ATTRACTION - DISCONTINUED OPERATION

Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate the unprofitable business activity of its wholly owned subsidiary, Park City Silver Mine Adventure, Inc. The Company has sold, disposed of or allocated all of the assets of the Silver Mine Adventure with the proceeds being used to satisfy outstanding obligations of this subsidiary. Where applicable, the assets that could be utilized in other segments of the Company's operations were allocated to those segments. However, because of the unique nature of the assets, the salvage values were negligible. (See Note 3 of the Consolidated Financial Statements)

     The results of the Silver Mine Adventure's operations have been classified as a discontinued operation for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statement of Cash Flows.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                         Page 10

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

As previously stated under the Liquidity and Capital Resources - Real Estate section, Blue Ledge sold two lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project, for a profit of $730,306 or 64% of the gross sales price of these lots, during the six-month period ended June 30, 2000. During the same period in 1999, Blue Ledge did not have any lot sales.

The Company's interest income decreased 16% during the first half of 2000 as a result of smaller cash balances available for investment, offset partially by a one time $38,214 charge to the Company's ski lease operators.

Royalties and rentals increased 43% due to increased ski lease and other land use revenues as compared to those revenues for the same period in 1999.

Other revenues increased 211% during the first six months of 2000 when compared to the same period in 1999. The increase is primarily the result of a new water contract and a single item of approximately $41,000.

The first half of 2000 resulted in higher cost of lot sales and selling expense because no lots where sold during the same period in 1999.

The general and administrative expenses increased 45%, when compared to the same period in 1999. This increase is primarily the result of increased use of management consultants and of professionals.

A one time decrease in property taxes of approximately $100,000 and a partially offsetting increase of utility services are the primary reasons for an decrease in the mine maintenance and administrative costs of approximately 5% during the six-month period ended June 30, 2000, when compared with the same period in 1999.

The decrease in depreciation expense of 51% for the periods presented is the result of assets being fully depreciated.

The increase in interest expense during the first half of 2000 over the same period in 1999 is the result of having interest bearing obligations in 2000 that did not exist during 1999.

The discontinued operation change in net loss is due to all Silver Mine Adventure operations being discontinued by November 1, 1999.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                         Page 11

                                    PART II.
                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2000 Annual Meeting of Shareholders of the Company was called to order at 10:00 A.M., May 23, 2000. Represented at the meeting, in person or by proxy, were 2,285,121 shares, or approximately 70% of the issued and outstanding shares entitled to vote. The following business was transacted:

     Election of Directors. Over 99% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:


                                               Votes For          Votes Withheld
     Alan L. Gordon                            2,275,238              9,883
     Joseph S. Lesser                          2,275,352              9,769
     William H. ("Hank") Rothwell              2,280,363              4,758


     Ratification of the appointment of Independent Certified Public Accountants. Approved - 2,280,550 shares, approximately 99.8% of the shares voting, voted to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the Company. 3001 shares, less than 1% of the shares voting, voted against, and 1570 shares, less than 1% of the shares voting, abstained from, the ratification of the Company's auditors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

Exhibit 27 - Financial Data Schedule for electronic filers is filed with this Form 10-QSB pursuant to Item 601(c) of Regulation S-B.

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

On June 30, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the formation of a limited liability company as part of the creation of a joint venture between the registrant and DMB Park City, an affiliate of DMB Realco, LLC. The purpose of the joint venture is to develop and market land for a luxury, multi-use development in the Deer Valley and Park City ski resort areas of Utah.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2000
                                                                         Page 12


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
               -------------------------------------------------
                                  (Registrant)



      /s/ Hank Rothwell                             /s/ Michael R. Salmond
-----------------------------                    -------------------------------
        Hank Rothwell                                  Michael R. Salmond
         President,                                  Chief Financial Officer
   Chief Executive Officer
        and Director



Date: August 11, 2000