Form 10QSB
period 2000-09-30
UNITED PARK CITY MINES CO
filed 2000-11-20
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2000 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to _______


Commission File Number 1-3753


                         UNITED PARK CITY MINES COMPANY
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


                Delaware                                     87-0219807
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization.)                    Identification No.)


                      P. O. Box 1450, Park City, Utah 84060
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (435) 649-8011
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/   No / /.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 2000: 3,249,411 shares

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 2

                         PART I - FINANCIAL INFORMATION
                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                             September 30,
                                                                 2000
                                                             ------------
ASSETS:
   Cash and cash equivalents ..........................      $    986,320
   Accounts receivable ................................           344,717
   Prepaid expenses ...................................           109,968
   Inventories ........................................            66,878
   Deferred income taxes ..............................            18,173
   Other ..............................................             1,286
                                                             ------------
                                                                1,527,342
                                                             ------------
Real Estate:
   Hidden Meadows development .........................           337,632
   Deer Crest development .............................           330,589
   Deferred development costs - other .................         3,505,284
                                                             ------------
                                                                4,173,505
                                                             ------------
Property and Equipment:
      Mine shaft, buildings, and equipment ............         4,028,739
      Construction-in-progress ........................           269,892
      Resort facilities ...............................            58,077
      Less accumulated depreciation ...................        (3,778,709)
                                                             ------------
                                                                  577,999
   Land less accumulated depletion of $1,062,190 ......        13,510,194
   Water rights .......................................           400,000
                                                             ------------
                                                               14,488,193
                                                             ------------
Total assets ..........................................      $ 20,189,040
                                                             ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 3

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                             September 30,
                                                                 2000
                                                             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Accounts payable ................................      $    603,003
      Accrued liabilities .............................           548,992
      Current tax payable .............................            14,000
      Bank notes payable ..............................            63,667
      Accrued remediation costs .......................           526,452
                                                             ------------
      Total liabilities ...............................         1,756,114
                                                             ------------
   Stockholders' equity:
      Capital stock, $.01 par value:
         Authorized:  3,750,000 shares
         Issued:  3,249,411 shares ....................            32,494
      Capital in excess of par value ..................        41,982,640
      Accumulated deficit .............................       (23,398,424)
                                                             ------------
                                                               18,616,710
      Less cost of treasury stock - 1,294 shares ......          (183,784)
                                                             ------------
      Total stockholders' equity ......................        18,432,926
                                                             ------------
   Total liabilities and stockholders' equity .........      $ 20,189,040
                                                             ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 4

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            For Three Months Ended              For Nine Months Ended
                                                        -----------------------------       -----------------------------
                                                         Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                            2000             1999              2000              1999
                                                        -----------       -----------       -----------       -----------
Revenues:
   Lot sales ........................................   $ 1,790,000       $   977,750       $ 2,925,000       $   977,750
   Contract services ................................         5,215            51,238           111,255           154,677
   Interest .........................................        22,154            23,595            76,951            88,785
   Royalties and rentals ............................         7,390            55,512           170,650           169,443
   Other ............................................       182,867            23,828           281,571            55,547
                                                        -----------       -----------       -----------       -----------
                                                          2,007,626         1,131,923         3,565,427         1,446,202
                                                        -----------       -----------       -----------       -----------
Expenses:
   Cost of lot sales and selling expense ............       557,576           343,997           962,270           408,530
   General and administrative costs .................       212,352           238,478           891,060           706,408
   Mine maintenance and administrative costs ........       207,794           388,703           921,482         1,143,923
   Contract services costs ..........................         3,604            35,291            81,611           101,805
   Depreciation .....................................        12,652            18,863            41,412            76,971
   Interest .........................................        14,726               496            43,270               496
                                                        -----------       -----------       -----------       -----------
                                                          1,008,704         1,025,828         2,941,105         2,438,133
                                                        -----------       -----------       -----------       -----------
   Income (loss) from continuing operations
      before income taxes ...........................       998,922           106,095           624,322          (991,931)
   Income tax provision .............................       265,895              --             265,895              --
                                                        -----------       -----------       -----------       -----------
Income (loss) from continuing operations ............       733,027           106,095           358,427          (991,931)
                                                        -----------       -----------       -----------       -----------
Discontinued operation (see notes):
   Loss from discontinued operation (net of
      applicable income tax benefit of $0 for
      each period)...................................          --            (109,391)             --            (460,952)
                                                        -----------       -----------       -----------       -----------
   Loss on disposal of discontinued operation
      including provision of $27,760 for operation
      losses during phase-out period (net of
      applicable income tax benefit of $0 for
      each period)...................................          --          (5,815,345)             --          (5,815,345)
                                                        -----------       -----------       -----------       -----------
Loss from discontinued operation ....................          --          (5,924,736)             --          (6,276,297)
                                                        -----------       -----------       -----------       -----------
Net income (loss) ...................................   $   733,027       $(5,818,641)      $   358,427       $(7,268,228)
                                                        ===========       ===========       ===========       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 5

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS, continued
                                   (Unaudited)

                                                               For Three Months Ended       For Nine Months Ended
                                                              ------------------------     -----------------------
                                                               Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                                                 2000         1999            2000          1999
                                                              ---------     ---------      ---------     ---------
Basic and diluted net income (loss) per share:
   Net income (loss) from continuing operations...........    $    0.23     $    0.03      $    0.11     $   (0.30)
   Loss from discontinued operation ......................         --           (1.82)          --           (1.93)
                                                              ---------     ---------      ---------     ---------
Basic net income (loss) per share ........................    $    0.23     $   (1.79)     $    0.11     $   (2.23)
                                                              =========     =========      =========     =========
Diluted net income (loss) per share ......................    $    0.22     $   (1.79)     $    0.11     $   (2.23)
                                                              =========     =========      =========     =========
Basic weighted average number of shares outstanding ......    3,249,411     3,249,411      3,249,411     3,249,411
                                                              =========     =========      =========     =========
Diluted weighted average number of shares outstanding ....    3,335,411     3,249,411      3,335,411     3,249,411
                                                              =========     =========      =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 6

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                For Nine Months Ended
                                                                            -----------------------------
                                                                             Sept. 30,         Sept. 30,
                                                                               2000              1999
                                                                            -----------       -----------
Cash flows from operating activities:
      Net income (loss) ..............................................      $   358,427       $(7,268,228)
                                                                            -----------       -----------
      Adjustments to reconcile net income (loss)
         to net cash used by operating activities:
            Depreciation .............................................           41,412            76,971
            Increase (decrease) from changes in:
               Accounts receivable ...................................         (266,478)          (59,693)
               Prepaid expenses, inventories and other assets ........            9,719             8,161
               Deferred income taxes .................................          251,895              --
               Subdivision development costs .........................          281,068           255,442
               Deferred development costs - other ....................         (426,473)         (942,238)
               Accounts payable and accrued liabilities ..............         (106,548)           64,794
               Accrued remediation costs .............................         (103,548)             --
               Other .................................................          (45,220)             (106)
            Noncash charges and working capital changes
              of discontinued operation...............................             --           6,070,965
                                                                            -----------       -----------
                  Total adjustments ..................................         (364,173)        5,474,296
                                                                            -----------       -----------
                  Net cash used by operating activities ..............           (5,746)       (1,793,932)
                                                                            -----------       -----------
Cash flows from investing activities:
      Construction-in-progress .......................................           (8,579)          (21,816)
      Capital expenditures ...........................................          (98,867)          (23,380)
                                                                            -----------       -----------
                  Net cash used by investing activities ..............         (107,446)          (45,196)
                                                                            -----------       -----------
Cash flows from financing activities:
      Proceeds from bank notes payable ...............................          338,630              --
      Principal payments on bank notes payable .......................         (274,963)             --
                                                                            -----------       -----------
                  Net cash provided by financing activities ..........           63,667              --
                                                                            -----------       -----------
Net decrease in cash and cash equivalents ............................          (49,525)       (1,839,128)
Cash and cash equivalents-beginning of period ........................        1,035,845         3,890,474
                                                                            -----------       -----------
Cash and cash equivalents-end of period:
      Total cash and cash equivalents ................................          986,320         2,051,346
      Discontinued operation .........................................             --             (93,637)
                                                                            -----------       -----------
Cash and cash equivalents from continuing operations-end of period....      $   986,320       $ 1,957,709
                                                                            ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 7

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 CONDENSED FINANCIAL STATEMENTS

A.   DISCLOSURE

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1999 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant") and the Form 10-QSB for the periods ended March 31, 2000 and June 30, 2000.

B.   MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of September 30, 2000 and the consolidated statement of operations for the three month and nine month periods ended September 30, 2000 and September 30, 1999 and the statement of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented, have been made.

NOTE 2 INDUSTRY SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company is organized into segments with management accounting for revenues and expenses from these activities separately and evaluating each of the following segments based upon performance: Mine Maintenance and Real Estate. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs.

SEPTEMBER 30, 2000:
                                                              MINE
                                                           MAINTENANCE       REAL ESTATE        OTHER             TOTAL
                                                           -----------       -----------      -----------       -----------
Revenue .................................................  $   175,204       $ 3,173,180      $   217,043       $ 3,565,427
Operating income (loss) from continuing operations(1) ...     (555,814)        1,213,248         (299,007)          358,427
Identifiable assets .....................................      579,953        18,026,522        1,582,565        20,189,040
Depreciation ............................................       27,855             2,791           10,766            41,412
Capital expenditures, including deferred real
   estate development costs .............................       26,478              --            911,491           937,969



SEPTEMBER 30, 1999:
                                                              MINE
                                                           MAINTENANCE       REAL ESTATE         OTHER              TOTAL
                                                           -----------       -----------       -----------        -----------
Revenue .................................................  $    183,951       $  1,152,004      $    110,247       $  1,446,202
Operating income (loss) from continuing operations(1) ...      (644,111)           560,491          (908,311)          (991,931)
Identifiable assets .....................................       810,491         16,922,005         2,793,974         20,526,470
Depreciation ............................................        52,464              2,797            21,710             76,971
Capital expenditures, including deferred real
   estate development costs .............................         1,041              7,139           979,254            987,434



(1)  Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 8

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 DISCONTINUED OPERATION

Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to divest itself of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. (hereinafter "Silver Mine Adventure"). The Company has sold, disposed of or allocated all of the assets of the Silver Mine Adventure with the proceeds being used to satisfy outstanding obligations of this subsidiary. Where applicable, the assets that could be utilized in other segments of the Company's operations were allocated to those segments. However, because of the unique nature of the assets, the salvage values were negligible. There are no assets or liabilities of the discontinued operation at September 30, 2000.

The results of the Silver Mine Adventure's operations have been classified as discontinued operations for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statement of Cash Flows.

Revenues of the discontinued operation were $420,381 for the three-month period ended September 30, 1999, and $967,014 for the nine-month period ended September 30, 1999.

NOTE 4 BANK NOTES PAYABLE

In February 2000, the Company obtained a financing commitment from a local bank totaling $560,000, for the purpose of installing improvements to eight lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate. During August the note was paid in full and cancelled. The collateral of two Deer Crest lots with related improvements and restricted cash of $280,000 were released upon cancellation of the note.

In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 9.5% at September 30, 2000). At September 30, 2000, the outstanding principal balance was $63,667. During October two of the lots securing the note were sold. Upon sale of the lots the outstanding balance was paid with the commitment being reduced to $250,000. The security was reduced from four to two Deer Crest lots with related improvements. The initial loan term ends May 1, 2001.

During October 2000 the Company secured a $1,000,000 revolving line of credit. The purpose of this financing is to supplement cash flow needs of the Company. Borrowings are secured by approximately 16 acres of land known as the Spiro Tunnel. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 9.5% at September 30, 2000). The initial maturity date is October 1, 2001.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                          Page 9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Form 10-QSB contains trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical results of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

The Company's cash balance decreased $49,525 during the first nine months of 2000, leaving a cash balance of $986,320 as of September 30, 2000. The Company will use a portion of the September 30, 2000 cash balance along with a portion of the proceeds from October Deer Crest sales and other future real estate sales by Blue Ledge Corporation (hereinafter "Blue Ledge") to fund its future operations. During October 2000, the Company obtained a $1,000,000 line of credit with a local bank to provide for its additional cash flow needs.

REAL ESTATE

The Company's wholly owned subsidiary Blue Ledge sold one of the remaining lots in the Hidden Meadows subdivision and two lots in the Deer Crest development project during the three-month period ended September 30, 2000. Blue Ledge recognized a profit of $1,232,424 on the gross sales of $1,790,000 during this three-month period. The cash proceeds from these lot sales were used to fund some of the Company's operations.

Blue Ledge completed the sale of two lots in the Deer Crest development during October 2000.

On June 30, 2000, the Company announced the formation of a joint venture with DMB Park City, LLC, an affiliate of DMB Realco, LLC, to develop and market land for a luxury, multi-use development pursuant to certain of the Company's rights and interests in approximately 4,200 acres of property located in the Deer Valley and Park City ski resort areas of Utah. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to October 31, 2000. The parties to the joint venture are engaged in continuing discussions regarding an additional extension and continuation of the joint venture. Should the Company so terminate the joint venture the Company would be required to repay at the end of three years the costs incurred by the venture. Accordingly, the financial statements of the Company included in this quarterly report reflect the operations of, and the Company's continuing participation in, the joint venture.

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

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

During the quarter ended September 30, 2000 Blue Ledge sold three lots for a profit of $1,232,424 or 69% of gross sale price. During the same period in 1999 three lots were sold for a gross profit of $633,753 or 65% of gross sales price. Blue Ledge's nine month total lot sales amounted to six lots for the year 2000 with a profit of $1,962,730 or 67% of the gross sales price and three lots for the year 1999 with a profit of $569,220 or 58% of the gross sales price.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                         Page 10

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Contract services revenues are down 90% and 28% for the three month and nine month periods ended September 30, 2000 as compared to the same periods in 1999. The decrease is due to receiving third quarter notice advising the Company to temporarily cease maintenance work in the Judge and Spiro tunnels. These are the sites that generate the contract services revenues.

The Company's interest income decreased 6% during the third quarter and 13% for the first nine months of 2000. The decrease when compared to 1999 is the result of smaller 2000 cash balances during the first two quarters and increasing balances for the third quarter available for investment. Interest income included a one time $30,695 interest charge collected from the Company's ski lease operators during the second quarter of the year 2000.

Other revenues increased 667% and 407% for the three month and nine month periods ending September 30, 2000 when compared to the same periods in 1999. The increase is primarily the result of a third quarter legal settlement of $148,980 and a new water contract with revenues of $45,900 for the year.

The three month and nine month periods of 2000 show higher cost of lot sales and selling expense as a result of the number of lots sold when compared to the same periods in 1999.

General and administrative expenses decreased 11% for the quarter and increased 26% for the nine month period, when compared to the same periods in 1999. The nine month increase is primarily the result of increased use of management consultants and other professionals during the first two quarters. The decrease in the third quarter reflects first quarter staff reduction and related costs without the elevated use of consultants and professionals.

A one time decrease in property taxes of approximately $180,000 for past taxes collected from lessees along with a property tax reduction of approximately $145,000 paid by the UPK/DMB joint venture, offset partially by various maintenance increases, are the primary reasons for the nine month and three month decreases to mine maintenance and administrative costs. The costs decreased approximately 47% and 19% for the three month and the nine month periods ended September 30, 2000, when compared with the same periods in 1999.

The decrease in depreciation expense of 46% for the periods presented is the result of assets being fully depreciated.

The increase in interest expense for the periods presented for 2000 over the same periods in 1999 is the result of having interest bearing obligations in 2000 that did not exist during 1999.

The discontinued operation change in net loss is due to all Silver Mine Adventure operations being discontinued by November 1, 1999.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                         Page 11

                                    PART II.
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

UNITED STATES OF AMERICA V. 107.28 ACRES OF LAND, UNITED PARK CITY MINES COMPANY, ET AL., Civil No. 2:88-CV-0231B, United States District Court for the District of Utah

On August 31, 2000, the United States District Court for Utah entered Judgment and Final Order of Condemnation based upon the Settlement Agreement and Stipulation to Judgment entered between the parties. Judgment was entered against the United States and in favor of United Park in the total amount of $605,850 as just compensation for property interests taken as a result of the condemnation. This judgment included the sum of $460,850 initially deposited by the United States in June 1988 for the use and benefit of United Park and $145,000 to be paid by the United States to United Park following execution of the judgment. The Settlement also included an additional $3,980 and approximately 4.28 acres of land. (Refer to the Registrant's 1999 Annual Report on Form 10-KSB for a more complete description of the case.)

SANDRA SHELTON V. PARK CITY SILVER MINE ADVENTURE, INC., UNITED PARK CITY MINES COMPANY, ET AL., Civil No. 2:99-CV-883C, United States District Court for the District of Utah

In response to the motion to dismiss filed by Park City Silver Mine Adventure, Inc. and United Park, plaintiff filed an amended complaint dated April 10, 2000. Because plaintiff failed to respond to the Court's order to show cause why plaintiff's amended complaint should not be dismissed, the Court issued an order on July 17, 2000, dismissing without prejudice plaintiff's amended complaint. (Refer to the Registrant's 1999 Annual Report on Form 10-KSB for a more complete description of the case.)

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                         Page 12


ITEM 5. OTHER INFORMATION.

A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company again submitted written comments opposing the EPA's listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. United Park has completed negotiations with the EPA regarding the performing a voluntary remedial investigation and feasibility study ("RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company signed the Administrative Order on Consent for Remedial Investigation/Feasibility study on September 27, 2000. The Company did accrue December 31,1999 its best estimate of costs to complete the RI/FS at Richardson Flat. Since the study has not been performed, the Company cannot estimate the potential costs, if any, that may be required beyond the RI/FS.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits filed with this Form 10-QSB:

Exhibit 10.16 First Amendment to Operating Agreement of UPK/DMB, LLC, dated October 2, 2000

Exhibit 27 - Financial Data Schedule for electronic filers is filed with this Form 10-QSB pursuant to Item 601(c) of Regulation S-B.

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                              September 30, 2000
                                                                         Page 13


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
                         -------------------------------
                                  (Registrant)



        /s/ Hank Rothwell                            /s/ Michael R. Salmond
     -----------------------                        -----------------------
          Hank Rothwell                               Michael R. Salmond
          President,                                Chief Financial Officer
     Chief Executive Officer
          and Director



Date: November 20, 2000