Form 10KSB40
period 2000-12-31
UNITED PARK CITY MINES CO
filed 2001-03-19
CIK 101424

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,
           2000

                                       or

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM                               TO

                            ------------------------

                         Commission file number  1-3753

                         UNITED PARK CITY MINES COMPANY
                 (Name of small business issuer in its charter)

               DELAWARE                                     87-0219807
    (State or other jurisdiction of             (I. R. S. Employer Identification
    incorporation or organization)                             No.)

    P. O. BOX 1450, PARK CITY, UTAH                           84060
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

 .

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year. $5,581,751

    Based on the closing sales price on February 9, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $13,220,819. For purposes of this computation, voting stock directly held by officers and directors of the registrant and holders of more than 10% of the registrant's capital securities has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

    The number of shares outstanding of the registrant's common stock was 3,249,411 on February 9, 2001.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, is incorporated by reference in Part III of this Form 10-KSB.

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

    United Park acquired properties in the Park City area upon its formation in 1953. Prior to 1982, United Park's principal business was the mining of lead, zinc, silver, gold, and copper ores from these properties or the leasing of these properties to other mine operators. United Park now conducts no active mining operations and has no agreement to sell or lease its mining properties. The mining properties are maintained on a stand-by basis. United Park has evolved from historical roots as a mining company to a real estate development company capitalizing on its extensive and valuable land resources.

    The mine tour attraction which opened to the public in 1995 was operated by the Company's wholly owned subsidiary Park City Silver Mine Adventure, Inc. and combined an underground mine tour with extensive historical exhibits that depict the mining heritage of the Park City area. On November 1, 1999, the Company made the decision to discontinue all mine tour operations. (Refer to Item 6.--Management's Discussion and Analysis or Plan of Operation)

    United Park also leases land for skiing to the operators of the Park City Ski Area and the Deer Valley Ski Area.

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

    In the third quarter of 1995, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, received approval for the annexation and master plan of a proposed single family lot subdivision, Hidden Meadows, on approximately 258 acres of land adjacent to the Company's Morning Star Estates subdivision. The Hidden Meadows subdivision developed during 1995 is a 45 lot subdivision of which 44 lots have been approved for sale. Blue Ledge sold thirty-four lots in the Hidden Meadows subdivision from 1995 through 1998. Blue Ledge sold another four lots in 1999 and three lots in the subdivision during 2000. Blue Ledge expects to sell the remaining three approved Hidden Meadows subdivision lots in 2001.

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

    During 1993, the Company initiated work on the design of a real estate development project known as Flagstaff Mountain Resort. The Company requested annexation and master plan approval for the project from Park City during 1994. The Company refined and improved the master plan and vigorously pursued approval for the project during 1995, 1996 and the first half of 1997. As provided by Utah statutes, the Company also pursued its development opportunities for this project in Summit County pursuant to an application which the Company filed in 1996.

    In the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a 260-unit development in the Bonanza Flats area of Wasatch County and pursued approval for this project known as Bonanza Mountain Resort.

    During the second quarter of 1998, the Company combined its Bonanza Mountain Resort project into the master plan of the Flagstaff Mountain Resort project and pursued the necessary approvals for the two projects with Park City and Wasatch County as one master planned project. The Company received from Park City approval of the parameters by which Park City would annex and approve the master plan for the Company's Flagstaff Mountain Resort project during the third quarter of 1998. The annexation occurred in July of 1999 when an Annexation and Development Agreement was signed with Park City. As currently planned, Flagstaff Mountain Resort will feature a mix of multi-family uses of condominiums and townhouses totaling 470 units, 75,000 square feet of commercial space and 54 single-family dwellings. Bonanza Mountain Resort will include 160 single family home sites, 100 multi family development sites, and a resort golf course. During 2001 the Company will be working with Park City on Flagstaff Mountain Resort site specific approvals and infrastructure construction plans. The Company anticipates completing the master plan for Bonanza Mountain Resort with Wasatch County during 2001.

    In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

    In conjunction with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during 1998 and another lot during 1999. The remaining three approved lots were sold and the associated lot development completed during 2000. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development commencing in 2000. Two of the lots were sold in 2000 and the remaining two lots are expected to be sold during 2001. The majority of the four lot development was completed during 2000 with the remaining development expected to be finished during 2001.

    During 1997, the Company received a master plan approval for 354 residential unit equivalents on another portion of its property in the vicinity of Keetley, Utah overlooking the Jordanelle Reservoir. The Company received approval on development plans for a portion of this new project and expects to begin construction and marketing during the spring of 2001.

    Some of the factors that influence the development of the Company's real estate include competition, cooperative agreements with other parties, governmental approvals, master plans, engineering, installation of utility service, and financing. The Company also faces competition in its real estate development activities from developers that have completed and are currently marketing other development projects in the Park City area. The market for developed real estate in the Park City area is also subject to seasonal fluctuations, with most sales occurring during the ski season from December through March and the summer season from June through September of each year. The Company believes that the quantity and variety of its real estate holdings, which may be suitable for resort, residential, industrial or commercial uses, gives the Company a competitive advantage and the ability to adapt to changing market conditions. The Company occasionally sells parcels of land outside of its development areas, as opportunities become available.

    The Board of Directors believes that the current value of the Company's real property is in excess of its book value, and that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the related properties.

    The International Olympic Committee has chosen the Salt Lake City metropolitan area, including Park City, to host the 2002 Winter Olympic Games. The Company believes that the national and international exposure of the Park City area before, during and after the 2002 Winter Olympic Games will favorably impact real estate values within and around the Park City area.

    MINE MAINTENANCE

    United Park owns the mineral estate to more than 13,400 acres of land principally located near or in Park City, Utah, with the exception of 21 acres of patented mining claims located in Beaver County, Utah. United Park's total mining properties consist of more than 10,500 acres of patented (fee title) mining claims, together with an additional 2,726 acres of fee lands and 201 acres of unpatented mining claims. Portions of the surface estate of these properties have been sold; however, United Park has retained the surface estate to more than 8,300 acres, as described under "Real Estate."

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

    The Company, from time to time, performs tunnel maintenance and repair work for other entities on a contract basis. It has performed work for Park City in the Judge Tunnel and the Spiro Tunnel since 1991. The Company discontinued Park City contract work in 2000.

    The water which is discharged from the Ontario Mine is subject to a Utah Pollutant Discharge Elimination System ("UPDES") permit issued by the Division of Water Quality, Utah Department of Environmental Quality, with oversight by the U. S. Environmental Protection Agency ("EPA"). This permit sets limitations on the concentrations of various metals allowed in the water before the water can be released into the environment. To comply with the UPDES permit, the Company must monitor the concentrations of various metals in the water flowing from the mine and treat the water before it is released. The Company maintains a water treatment facility at its Keetley plant for this purpose. The Company received a series of notices of violation ("NOVs") in the spring of 2000 for UPDES permit violations relating mostly to failed equipment. The NOVs were resolved with the respective agencies and were not significant to the Company.

    United Park is in compliance under its environmental and regulatory permits issued by various governmental agencies. A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to evaluation by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the FEDERAL REGISTER. On
February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company again submitted written comments opposing the EPA's listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company has accrued its best estimate of costs to complete the Focused RI/FS at Richardson Flat (Refer to Item 6. Management's Discussion and Analysis or Plan of Operation).

    The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of an party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In such a case, EPA designates the site under the category "No Further Response Action Planned" ("NFRAP") in CERCLIS. A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action. The Company has no knowledge regarding when EPA intends to investigate this site to determine if further investigatory or remedial action is necessary.

    The Company is also participating in the Upper Silver Creek Watershed Group ("USCWSG"). The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan. To date the USCWSG has completed its sampling efforts but has not published its findings nor developed any remediation plans. The Company has not received formal notice from any regulatory agency ordering or otherwise directing the Company to engage in any remedial activities beyond Richardson Flat, but does expect some additional work to be performed in connection with the USCWSG study.

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

    United Park, through a wholly owned subsidiary, The Weber Coal Company ("Weber Coal") owned approximately 811 acres of fee land located east of Coalville, Utah. Historically, Weber Coal was a coal producer but the mines were plugged and abandoned in the 1950's. Pursuant to prior leases for oil and gas development, which have all now expired by their own terms, an oil and gas exploratory well was drilled on this land in 1979 to a depth of 17,954 feet. Although this well was later abandoned for lack of production, Weber Coal did not believe the oil and gas potential of these lands was adequately tested because of the substantial subsurface deviation of this wellbore from the targeted formation. Weber Coal has leased the surface of its properties for grazing and permitted natural gas to be stored under the surface, but did not receive material revenue from these activities. During January 2000 the Company liquidated Weber Coal by transferring all of its assets, properties and liabilities to United Park. The Company currently has contracted to allow a third party to perform exploration or development of these oil and gas properties.

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

    RESORT AGREEMENTS

    From 1963 to 1971, United Park operated a ski resort in Park City, Utah, on the surface of portions of its properties not used in connection with its mining operations. Effective January 1, 1971, United Park entered into certain interrelated agreements ("Resort Agreements") whereby United Park agreed to sell and lease its ski resort properties to Treasure Mountain Resort Company, which later changed its name to Greater Park City Company ("GPCC"). The Resort Agreements were amended in 1975 and were subject to litigation, which commenced in 1986 and was settled in 1995.

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

April, 2011; (b) 2.0% of the first $100,000 of gross lift revenue, plus 1.0% of gross lift revenue in excess of $100,000, annually for fiscal years 2012 through 2031; and (c) 3.0% of the first $100,000 of gross lift revenue, plus 1.5% of gross lift revenue in excess of $100,000, annually for fiscal years 2032 through 2051. The Deer Valley and Park City resort operators paid United Park for the 1998-99 ski season a total of $180,263, and for the 1999-00 ski season, a total of $166,960.

    EMPLOYEES

    United Park employs a total of eighteen full-time and three part-time employees in the operations. United Park maintains a staff of six full-time salaried and three part-time employees in the Ontario #3 office. In addition, United Park maintains a staff of five full-time salaried employees and seven full-time hourly employees, each of whom is an experienced underground miner, for its mine maintenance operations.

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

    The Company has entered into or is negotiating to enter into agreements to include certain properties owned by third parties in the Company's development plan whether by purchase, exchange or joint venture. The Company does not anticipate that such agreements or the failure to enter into such agreements will have an adverse impact on the development of the Company's property.

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

ITEM 3. LEGAL PROCEEDINGS

    As of February 9, 2001 United Park was a party to the following legal proceedings:

       UNITED STATES OF AMERICA V. 107.28 ACRES OF LAND, UNITED PARK CITY MINES COMPANY, ET AL.
       Civil No. 2:88-C-0231B, United States District Court for the District of Utah

    In March 1988, the United States of America filed a complaint in condemnation against United Park in order to take properties under power of eminent domain for the Jordanelle Dam and Reservoir and for relocation of highways in connection with the construction of the Jordanelle Dam and Reservoir. United Park filed an answer to the complaint in condemnation in order to protect its rights and obtain just compensation. As a condition to the exercise of the power of eminent domain, the United States deposited $460,850 with the Registry of the court for the use and benefit of the landowner. Pursuant to a stipulation of the parties and order of the court, the deposited $460,850 and accrued interest was distributed to United Park; however, the stipulation and order provided that none of United Park's defenses raised in its answer were waived by its receipt of the deposited funds.

    On August 31, 2000, the United States District Court for Utah entered Judgment and Final Order of Condemnation based upon the Settlement Agreement and Stipulation to Judgment entered between the parties. Judgment was entered against the United States and in favor of United Park in the total amount of $605,850 as just compensation for property interests taken as a result of the condemnation. This judgment included the sum of $460,850 initially deposited by the United States in June 1988 for the use and benefit of United Park and $145,000 was paid by the United States to United Park following execution of the judgment.

    In addition, in the Settlement Agreement and Stipulation to Judgment executed by the parties on August 9, 2000 and ordered by the Court on August 30, 2000, United Park received the following: (1) $3,980 for the subordination of certain portions of patented and unpatented mining claims;
(2) a commitment from the Utah Department of Transportation to repair an access road to certain of United Park's properties; (3) various licenses and easements from the United States; (4) the revestment of three parcels of land (approximately 3.19 acres) from the United States to United Park; and (5) the conveyance of another parcel of real property (approximately 1.09 acres) from the United States to United Park. The judgment in the amount of $145,000 was distributed to United Park pursuant to the Amended Order Concerning Acceptance and Distribution of Funds, dated September 29, 2000

       CHARLES FRANK GILLMOR, ET AL. V. UNITED PARK CITY MINES COMPANY, ET AL. Civil No. 94-030-0087QT, Third Judicial District Court, Summit County, Utah

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

    In the fourth quarter of 1999, Shelton filed a new complaint against PCSMA, United Park, and former employees of PCSMA, alleging intentional infliction of emotional distress, negligent employment practices, and violation of the Utah Anti-Discrimination Act. The complaint sought $500,000 for the intentional and/or negligent infliction of emotional distress, $250,000 in compensatory damages, actual damages in an amount to be proven at trial and to be an on-going account, punitive damages in the amount of $500,000, and attorneys' fees.

    In December 1999, a defendant, who is a former employee moved for dismissal of all claims based upon a lack of subject matter jurisdiction, and Shelton opposed the former employee's motion by arguing that Shelton was claiming a violation of the federal Violence Against Women Act. On January 7, 2000, PCSMA and United Park also moved to dismiss all claims in the complaint based on the lack of subject matter jurisdiction and moved to dismiss the Utah Anti-Discrimination Act claim on the additional ground that it failed to state a claim for which relief can be granted

    In response to the motion to dismiss filed by PCSMA and United Park, Shelton filed an amended complaint dated April 10, 2000. On April 24, 2000, PCSMA and United Park filed a motion to dismiss Shelton's amended complaint for failure to state a claim for which relief can be granted. A defendant former employee filed a similar motion to dismiss Shelton's amended complaint. Because Shelton failed to respond to the Court's order to show cause why Shelton's amended complaint should not be dismissed, the Court issued an order on July 17, 2000, dismissing without prejudice Shelton's amended complaint.

       UNITED PARK CITY MINES V. STICHTING MAYFLOWER MOUNTAIN FONDS, ET AL.
       Case No. 000500087, Fourth Judicial District Court, Wasatch County, State of Utah

    In February, 2000, United Park City Mines filed a partition action against Stichting Mayflower Mountain Fonds and Stichting Mayflower Recreational Fonds seeking partition of certain patented mining claims owned by United Park City Mines Company and the Stichting entities as tenants in common. The patented mining claims consist of approximately 340 acres of high mountain forest and meadowland located in Wasatch and Summit Counties. Referees have been appointed by the court to provide a report and recommendation for the partition. The referees have been meeting over the course of the last four months and their report and recommendation is due on March 31, 2001.

       DUNLAPS AND UNITED PARK CITY MINES V. STICHTING MAYFLOWER MOUNTAIN FONDS, ET AL.
       Case No. 000600204, Fourth Judicial District Court, Summit County, State of Utah

    In July 2000, the Dunlaps and United Park City Mines filed a quiet title action against Stichting Mayflower Mountain Fonds and Stichting Mayflower Recreational Fonds seeking quiet title in favor of the Dunlaps to a patented mining claim consisting of approximately 5 acres in the Flagstaff Mountain area of Summit County. Once clear title is established, the Dunlaps have agreed to convey a portion of the patented mining claim to United Park City Mines pursuant to an agreement between the Dunlaps and United Park City Mines dated May 1, 2000. All of the defendants have been served and the parties are proceeding with discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2000 and subsequent to year end through the date of this filing.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of United Park, $.01 par value, is traded on the New York Stock Exchange under the symbol "UPK." As of February 9, 2000, United Park had 3,249,411 outstanding shares of common stock held by approximately 999 stockholders of record. The following table sets forth the high and low sales price for United Park's common stock during the last two years, as reported in the consolidated transaction reporting system.

                                             2000                  1999
                                      -------------------   -------------------
                                        HIGH       LOW        HIGH       LOW
                                      --------   --------   --------   --------
First Quarter.......................  $28.0000   $24.5000   $33.5000   $24.3750
Second Quarter......................  $24.7500   $21.8750   $37.3125   $32.0000
Third Quarter.......................  $22.2500   $15.2500   $32.2500   $28.1250
Fourth Quarter......................  $21.7500   $13.0000   $29.3750   $27.7500

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

    LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW

    The Company's Consolidated Statements of Cash Flows reflect that $106,023 in net cash was provided by operating activities during 2000, leaving a cash balance of $1,141,868 as of December 31, 2000. The Company will use a portion of the December 31, 2000 cash balance along with a portion of the expected proceeds from future real estate sales by Blue Ledge Corporation ("Blue Ledge") and bank financing, if necessary, to fund its future operations. During October 2000, the Company obtained a $1,000,000 line of credit with a local bank to provide funding for cash flow needs if required.

    The Company's 2000 net cash flow increase of $106,023 were primarily the results of operations and the cash provided by the joint venture partnership. The major uses of cash included capital expenditures of $140,471 and deferred real estate development costs of $3,648,539. The joint venture partnership entered into in 2000 and terminated in January 2001 provided funding of $2,445,030 for the Flagstaff Mountain and Bonanza Mountain Resorts. The Company expects capital expenditures to be at similar levels as 2000 and expenditures on deferred real estate development to be dependant on cash availability without impeding the process of obtaining final Flagstaff Mountain Resort and Bonanza Mountain Resort approvals.

    The Company's 1999 cash position decreased by $2,843,402 including cash used for deferred real estate development costs of $1,104,581 and cash used for the discontinued operation of $378,035. The Company used funds from its cash balances and its cash flow to fund its operations, capital asset additions and the development of its real estate projects during 1999. The Company spent $530,935 on capital expenditures in 1999.

    REAL ESTATE DEVELOPMENT

    Management's plans and activities in real estate constitute the major components in the overall plans for the Company's future. (Refer to "Item 1. Description of Business" for the complete background on real estate development.)

    As currently planned, Flagstaff Mountain Resort will feature a village concept with a mix of multi-family uses of condominiums and townhouses totaling 470 units, 75,000 square feet of commercial space and 54 single-family dwellings. Bonanza Mountain Resort will include 160 single-family home sites, 100 multi family development sites, and a resort golf course. During 2001, the Company will be working with Park City on Flagstaff Mountain Resort site specific approvals and infrastructure construction plans. The Company anticipates completing the master plan approval of Bonanza Mountain Resort with Wasatch County during 2001.

    In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

    In conjunction with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during 1998 and another lot during 1999. The remaining three approved lots were sold and the associated lot development completed during 2000. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development commencing in 2000. Two of the lots were sold in 2000 and the remaining two lots are expected to be sold during 2001. The majority of the four lot development was completed during 2000 with the remaining development expected to be finished during 2001.

    During 1997, the Company received a master plan approval for 354 residential unit equivalents on another portion of its property in the vicinity of Keetley, Utah overlooking the Jordanelle Reservoir. The Company received approval to develop a portion of this new project and expects to begin construction and marketing during the spring of 2001. The Company anticipates using bank financing to fund the development of this project.

    The Company has also examined several of its other real estate parcels and believes that real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company will continue to pursue development of these properties as the opportunities arise.

    MINE MAINTENANCE

    The Company incurs direct costs associated with maintaining and holding the Company's mining properties. These costs include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various regulations. The Company expended $1,497,939 for regular mine maintenance during 2000. The Company's 1999 mine maintenance of $2,215,327 included the regular mine maintenance of $1,585,327 and the Richardson Flat Focused RI/FS accrual of $630,000. The Company anticipates similar 2001 regular mine maintenance costs as compared to 2000.

    In 1991, the Company entered into an agreement with Park City to perform tunnel maintenance work in the Spiro Tunnel and the Judge Tunnel, which tunnels supply some of Park City's culinary water. This contract provided revenue of $111,255 during 2000 and $209,290 during 1999. The reduction of contract revenues is due to the discontinuance of Park City tunnel maintenance during 2000. The Company does not anticipate any contract work on behalf of Park City during 2001.

    United Park is in compliance under all of its environmental and regulatory permits. The Company received a series of notices of violation ("NOVs") in the spring of 2000 for minor UPDES permit violations relating mostly to failed equipment. The NOVs were resolved with the respective agencies and were not of material significance to the Company. A portion of United Park's mining property, known as "Richardson Flat Tailings," was proposed by the United States Environmental Protection Agency ("EPA") on June 24, 1988, by notice published in the FEDERAL REGISTER, to be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. United Park submitted written comments opposing the listing of the Richardson Flat Tailings site on a number of procedural and substantive grounds. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the FEDERAL REGISTER.

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

    Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat which was expected to be incurred over the following three years. The accrued balance as of December 31, 2000 was $504,317. The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. It is believed that through the development of the recreation complex, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of such development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

    The Company's Empire Canyon property has been listed on the CERCLIS database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of an party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In such a case, EPA designates the site under the category "No Further Response Action Planned" ("NFRAP") in CERCLIS. A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action. The Company has no knowledge regarding when EPA intends to investigate this site to determine if further investigatory or remedial action is necessary.

    The Company is also participating in the Upper Silver Creek Watershed Group ("USCWSG"). The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan. To date the USCWSG has completed its sampling efforts but has not published its finding nor developed any remediation plans. The Company has not received formal notice from any regulatory agency ordering or otherwise directing the Company to engage in any remedial activities beyond Richardson Flat, but does expect some additional work in connection with the USCWSG study.

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

    MINE TOUR ATTRACTION--DISCONTINUED OPERATION

    Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate the unprofitable business activity of its wholly owned subsidiary, Park City Silver Mine Adventure, Inc. ("PCSMA"). Where applicable, the assets that can be utilized in other segments of the Company's operations were reallocated to those segments. However, because of the unique nature of the assets, the salvage value was negligible and the book value of the assets were adjusted. (See note 6 of the Consolidated Financial Statements)

    The results of the PCSMA's operations have been classified as discontinued operation for the 1999 Consolidated Statement of Operations and the 1999 Consolidated Statement of Cash Flows. There was no discontinued operation activity in 2000 related to the continuing operations

    RESULTS OF OPERATIONS

    2000 CONTINUING OPERATIONS COMPARED WITH 1999

    The Company earned income from continuing operations of $882,348 for 2000 and incurred a loss from continuing operations of $2,220,822 for 1999. The income from continuing operations for 2000 resulted primarily from five lot sales in the Deer Crest development and lower than normal mine maintenance and administrative costs. The loss from continuing operations for 1999 is primarily the result of lower lot sales in the Hidden Meadows subdivision and the Deer Crest development and of higher than normal mine maintenance and administrative costs, including a one time accrual of $630,000 for the Focused RI/FS.

    Lot sales included three Hidden Meadows lots and five Deer Crest lots sold during 2000 for revenues of $4,845,000, which is an increase of 275% over 1999 revenues. 1999 lot sales included the sale of four Hidden Meadows lots and one Deer Crest lot.

    Contract services revenues for 2000 are down 47% as compared to 1999 or $111,255 from $209,290. The decrease is due to the cessation of maintenance in the Judge and Spiro tunnels as requested by Park City. These are the sites that generate the majority of the contract services revenue.

    Interest income decreased $6,979 or 6% during 2000 as compared to 1999 as a result of lower 2000 cash balances available for investment, offset by a one time $30,695 interest charge collected from the Company's ski lease operators during the second quarter of 2000.

    Other revenues increased 312% as compared to 1999. The increase is primarily the result of a third quarter 2000 legal settlement of $148,980 and of clean fill disposal fees amounting to $30,704.

    Cost of lot sales and selling expense increased $911,836 during 2000 as result of increased lot sales.

    General and administrative costs increased 19% to $1,138,135 during 2000. The increase over 1999 is mainly the result of increased use of management consultants and other professionals.

    Mine maintenance and administrative costs declined 32% to $1,497,939 during 2000 as compared to $2,215,327 in 1999. The remediation accrual of $630,000 in 1999 and property tax reductions of about $300,000 in 2000 are the significant reasons for the cost reduction. The property tax reductions include a one time payment of approximately $180,000 for prior year taxes collected from ski lease operators, year 2000 taxes paid by the ski lease operators of $52,275 and other property tax reductions of about $68,000 due to net valuation decreases. The cost reductions were partially offset by increased equipment maintenance costs of $88,666 and increased water expense of $96,354.

    The decrease in depreciation expense of 40% is the result of assets being fully depreciated.

    The increase of $40,788 in interest expense for 2000 over the expense of $5,797 in 1999 is due to having an average interest bearing obligation increase of approximately $350,000 in 2000 as compared to 1999.

    1999 DISCONTINUED OPERATION

    With a continuing need to draw greater numbers of visitors for the Silver Mine Adventure to become profitable, during 1999 management decided the required capital and operating expenditures exceeded the potential for future revenues. Also, management decided that the resources of the Company should be focused on real estate development. These factors led to the discontinuing of the operation effective November 1, 1999. The results of the Park City Silver Mine Adventure's operations have been classified as a discontinued operation. The 1999 discontinued operation resulted in a total loss of $4,356,080 including a loss of $3,855,923 from disposal and writing off the related assets and operating losses of $500,157.

    OUTLOOK

    The Company believes that its existing capital resources and anticipated cash flows from operations will provide sufficient funds to meet the Company's anticipated capital and operating requirements for 2001.

    Blue Ledge anticipates selling the remaining building lots in the Hidden Meadows subdivision which is expected to provide cash of approximately $500,000 during 2001. As the development of the Hidden Meadows subdivision is substantially complete, Blue Ledge does not expect to incur any substantial additional costs with this subdivision. Blue Ledge expects to sell all remaining lots in the Deer Crest subdivision providing net cash of approximately $1,100,000 during 2001. If the sale of those lots does not occur as anticipated the Company has various other parcels of real estate that management believes could be marketed or used as collateral for borrowings to provide the cash flows necessary to fund its on-going operations and development costs in 2001.

    United Park expects the level of year 2001 expenditures on deferred real estate development costs of various other projects to be dependant on cash availability (Refer to Item 1. Description of Business--Real Estate).

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

ITEM 7. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Park City Mines Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Park City Mines Company and subsidiaries (the "Company") at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Salt Lake City, Utah
February 16, 2001

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                 ASSETS
Cash and cash equivalents...................................  $ 1,141,868
Accounts receivable.........................................      151,795
Prepaid expenses............................................       84,549
Inventories.................................................       62,921
Other.......................................................        1,286
                                                              -----------
                                                                1,442,419
                                                              -----------
Real estate:
  Hidden Meadows development................................      337,632
  Deer Crest development....................................      316,916
  Deferred development costs--other.........................    6,091,203
                                                              -----------
                                                                6,745,751
                                                              -----------
Property and equipment:
  Mine shaft, buildings, and equipment......................    4,034,296
  Construction-in-progress..................................      273,283
  Resort facilities.........................................       58,077
  Less accumulated depreciation.............................   (3,789,839)
                                                              -----------
                                                                  575,817
Land less accumulated depletion of $1,062,190...............   13,534,271
Water rights................................................      400,000
                                                              -----------
                                                               14,510,088
                                                              -----------
Total assets................................................  $22,698,258
                                                              ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $   301,185
Accrued liabilities.........................................      490,879
                                                              -----------
                                                                  792,064
Joint venture termination reimbursement accrual.............    2,445,030
Accrued remediation costs...................................      504,317
                                                              -----------
  Total liabilities.........................................    3,741,411
                                                              -----------

Commitments and contingencies (Notes 3, 8 and 9)

Stockholders' equity:
  Capital stock, $.01 par value:
    Authorized: 3,750,000 shares
    Issued: 3,249,411 shares................................       32,494
  Capital in excess of par value............................   41,982,640
  Accumulated deficit.......................................  (22,874,503)
                                                              -----------
                                                               19,140,631
  Less cost of treasury stock: 1,294 shares.................     (183,784)
                                                              -----------
    Total stockholders' equity..............................   18,956,847
                                                              -----------
Total liabilities and stockholders' equity..................  $22,698,258
                                                              ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Lot sales.................................................  $ 4,845,000   $ 1,292,750
  Contract services.........................................      111,255       209,290
  Interest..................................................      101,735       108,714
  Royalties and rentals.....................................      208,900       194,696
  Other                                                           314,861        76,421
                                                              -----------   -----------
                                                                5,581,751     1,881,871
                                                              -----------   -----------
Expenses:
  Cost of lot sales and selling expense.....................    1,600,864       689,028
  General and administrative costs..........................    1,138,135       954,437
  Mine maintenance and administrative costs.................    1,497,939     2,215,327
  Contract services costs...................................       80,287       140,484
  Depreciation..............................................       52,542        88,233
  Interest..................................................       46,580         5,792
  Other.....................................................           --         8,400
                                                              -----------   -----------
                                                                4,416,347     4,101,701
                                                              -----------   -----------
Income (loss) from continuing operations before income
  taxes.....................................................    1,165,404    (2,219,830)
Income tax provision........................................     (283,056)         (992)
                                                              -----------   -----------
Income (loss) from continuing operations....................      882,348    (2,220,822)
                                                              -----------   -----------
Discontinued operation (see note 6):
  Loss from discontinued operation (less applicable income
    tax benefit of $0 for 1999).............................           --      (500,157)
  Loss on disposal of discontinued operation, including
    provision of $20,354 for operating losses during
    phase-out period (less applicable income tax benefit of
    $0 for 1999).                                                      --    (3,855,923)
                                                              -----------   -----------
Loss from discontinued operation............................           --    (4,356,080)
                                                              -----------   -----------
Net income (loss)...........................................  $   882,348   $(6,576,902)
                                                              ===========   ===========
Net income (loss) per share:
  Income (loss) from continuing operations..................  $      0.27   $     (0.68)
  Loss from discontinued operation..........................           --         (1.34)
                                                              -----------   -----------
  Basic.....................................................  $      0.27   $     (2.02)
                                                              ===========   ===========
  Diluted...................................................  $      0.26   $     (2.02)
                                                              ===========   ===========
Weighted average shares outstanding:
  Basic.....................................................    3,249,411     3,249,411
  Diluted...................................................    3,335,244     3,249,411
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                            CAPITAL STOCK     CAPITAL IN       TOTAL       TREASURY STOCK        TOTAL
                                          ------------------   EXCESS OF    ACCUMULATED   -----------------  STOCKHOLDERS'
DESCRIPTION                                SHARES    AMOUNT    PAR VALUE      DEFICIT     SHARES   AMOUNT       EQUITY
-----------                               ---------  -------  -----------  -------------  ------  ---------  -------------
Balance at December 31, 1998............  3,249,411  $32,494  $41,982,640  $(17,179,949)  1,294   $(183,784)  $24,651,401
Net loss................................         --      --           --     (6,576,902)     --          --    (6,576,902)
                                          ---------  -------  -----------  ------------   -----   ---------   -----------
Balance at December 31, 1999............  3,249,411  $32,494  $41,982,640  $(23,756,851)  1,294   $(183,784)  $18,074,499
Net income..............................         --      --           --        882,348      --          --       882,348
                                          ---------  -------  -----------  ------------   -----   ---------   -----------
Balance at December 31, 2000............  3,249,411  $32,494  $41,982,640  $(22,874,503)  1,294   $(183,784)  $18,956,847
                                          =========  =======  ===========  ============   =====   =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $   882,348   $(6,576,902)
                                                              -----------   -----------
  Adjustments to reconcile net income (loss) to net cash
    provided by
    (used in) operating activities:
    Depreciation............................................       52,542        88,233
    Deferred income taxes...................................      270,068            --
    Increase (decrease) from changes in:
      Accounts receivable...................................      (73,556)      (30,904)
      Prepaid expenses, inventories and other assets........       39,095       (13,334)
      Subdivision development costs.........................      294,741       413,420
      Deferred development costs -- other...................   (3,012,392)   (1,104,581)
      Accounts payable and accrued liabilities..............     (480,479)      275,262
      Other.................................................      (45,220)       28,294
      Joint venture termination reimbursement accrual.......    2,445,030            --
      Accrued remediation costs.............................     (125,683)      630,000
    Noncash charges and working capital changes of
      discontinued operation................................           --     4,094,135
                                                              -----------   -----------
        Total adjustments...................................     (635,854)    4,380,525
                                                              -----------   -----------
        Net cash provided by (used in) operating
          activities........................................      246,494    (2,196,377)
                                                              -----------   -----------
Cash flows from investing activities:
  Construction-in-progress..................................      (11,970)      (25,345)
  Capital expenditures......................................     (128,501)     (505,590)
  Investing activities of discontinued operation............           --      (116,090)
                                                              -----------   -----------
        Net cash used in investing activities...............     (140,471)     (647,025)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from bank notes payable..........................      274,963            --
  Principal payments on bank notes payable..................     (274,963)           --
                                                              -----------   -----------
        Net cash used in financing activities...............           --            --
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........      106,023    (2,843,402)
Cash and cash equivalents-beginning of period...............    1,035,845     3,890,474
                                                              -----------   -----------
Cash and cash equivalents-end of period:
  Total cash and cash equivalents...........................    1,141,868     1,047,072
  Less discontinued operation...............................           --       (11,227)
                                                              -----------   -----------
Cash and cash equivalents from continuing operations-end of
  period....................................................  $ 1,141,868   $ 1,035,845
                                                              ===========   ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods presented for interest (no
    interest was capitalized during 2000 and 1999)..........  $    46,580   $     5,792
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

    The Company believes that cash and cash equivalents at December 31, 2000 plus cash flows from the sale of lots in the Hidden Meadows subdivision, the Deer Crest project and a few selected parcels will be sufficient to fund its on-going operations in 2001. If the sale of those lots and parcels does not occur as anticipated the Company has various other parcels of real estate that management believes could be used as collateral for borrowings to provide the cash flows necessary to fund its on-going operations and development costs in 2001.

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

    Depreciation for assets has been computed on the straight-line method of depreciation over the following useful lives:

Mine equipment..............................................    10 years
Buildings...................................................    25 years
Automobiles, equipment and furniture........................   3-5 years
Real property and related improvements......................     5 years

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

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    F. INVENTORIES

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

    H. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of capital shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of capital shares and the effect of dilutive unexercised stock options. Capital stock options to purchase 85,833 shares at an average price of $15.658 per share were outstanding during 2000 and were included in the computation of diluted net income per share. For the year ended December 31, 1999, outstanding stock options of 55,833 shares at an average price of $15.539 per share were not included in the computation of net loss per share because the effect would have been antidilutive.

    I. ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    J. STOCK-BASED COMPENSATION

    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

    In 1996, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on fair market value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 10 for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

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

    In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

3. BANK FINANCING: (CONTINUED)
lending rate (prime rate was 9.5% at December 31, 2000). During October two of the lots collateralizing the note were sold. Upon sale of the lots the outstanding balance was paid with the commitment being reduced to $250,000. The collateral was reduced from four to two Deer Crest lots with related improvements. The initial loan term ends May 1, 2001. The Company had not drawn any funds against the $250,000 loan commitment at December 31, 2000.

    During October 2000 the Company secured a $1,000,000 revolving line of credit. The purpose of this financing is to supplement cash flow needs of the Company. Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 9.5% at December 31, 2000). The initial maturity date is October 1, 2001. The Company had not drawn any funds against the loan at December 31, 2000.

4. SKI LEASES:

    The Company has leased certain surface rights representing approximately 5,273 acres to Greater Park City Company for use in its resort operations. Greater Park City Company has assigned some of its rights in a separate lease to Deer Valley Resort Company. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Annual rentals are calculated as a percent of Gross Ski Revenue as defined by the lease agreement and subsequent amendments thereto, but not less than a minimum annual rental fee of fifty cents per acre leased. Greater Park City Company and Deer Valley Resort Company paid United Park for the 1998-99 ski season, a total of $180,263 and for the 1999-00 ski season, a total of $166,960.

5. INCOME TAXES:

    The income tax provision for the years ended December 31, 2000 and 1999 consists of the following:

                                                               2000       1999
                                                             --------   --------
CONTINUED OPERATIONS:
Current tax provision......................................  $ 12,988     $992
Deferred tax provision.....................................   270,068       --
                                                             --------     ----
Total income tax provision.................................  $283,056     $992
                                                             ========     ====

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

5. INCOME TAXES: (CONTINUED)
    The reported provision for income taxes varies from the amount that would be provided by applying the statutory U. S. Federal income tax rate to income
(loss) before taxes for the following reasons.

                                                         2000         1999
                                                       ---------   -----------
Federal statutory tax (benefit) provision............  $ 396,238   $(2,235,809)
Increase (reduction) in taxes resulting from:
  State income taxes (net of federal benefit)........     38,458      (216,481)
  Alternative minimum tax............................     12,688            --
  Change in valuation allowance......................   (160,095)    2,435,684
  Other..............................................     (4,233)       17,598
                                                       ---------   -----------
Income tax provision.................................  $ 283,056   $       992
                                                       =========   ===========

    As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,617,047 and $8,087,858 respectively, which will expire between 2001 and 2019 if not used to reduce future taxable income.

    The components of the net deferred tax asset and liability as of December 31, 2000 are as follows:

Deferred tax assets:
  Tax net operating loss carryforwards......................  $ 6,936,695
  Tax credit carryforwards..................................       27,141
  Accrued remediation costs.................................      188,110
  Valuation allowance.......................................   (7,128,435)
                                                              -----------
    Total deferred tax asset................................       23,511
Deferred tax liability:
  Excess tax depreciation and amortization..................      (23,511)
                                                              -----------
    Net deferred tax asset..................................  $        --
                                                              ===========

    The valuation allowance at December 31, 2000 has been provided to reduce the total deferred tax asset to the amount which is considered more likely than not to be realized. The net decrease in the valuation allowance for the year ended December 31, 2000 was $160,095. The change in the valuation allowance is due to a revised estimate of the expected future utilization of federal net operating loss carryforwards and the expiration of state net operating loss carryforwards.

6. DISCONTINUED OPERATION:

    Effective November 1, 1999, the Company's Board of Directors made a strategic decision to focus the Company's efforts on real estate development and to terminate business activity of its wholly owned subsidiary Park City Silver Mine Adventure, Inc. ("PCSMA"), which to date had not achieved profitable operations. Where applicable, the assets that can be utilized in other segments of the Company's operations were reallocated to those segments. However, because of the unique nature of the assets, the salvage value was estimated to be negligible and the book value of the assets were adjusted, resulting in a write down of $3,855,923.

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

6. DISCONTINUED OPERATION: (CONTINUED)
    The results of the PCSMA's operations have been classified as a discontinued operation for all of the periods presented in the Consolidated Statement of Operations. The discontinued operation has also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

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
                                                                ========

    Revenues of the discontinued operation were $0 and $1,159,554 for the years ended December 31, 2000 and December 31, 1999, respectively.

7. INDUSTRY SEGMENTS:

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

                                             MINE MAINT.   REAL ESTATE     OTHER         TOTAL
DECEMBER 31, 2000:                           -----------   -----------   ----------   -----------
Revenue....................................  $   207,550   $ 5,139,392   $  234,809   $ 5,581,751
Operating income (loss)(1).................   (1,494,213)    3,275,849     (616,232)    1,165,404
Identifiable assets........................      575,539    20,836,113    1,286,606    22,698,258
Depreciation...............................       34,536         3,721       14,285        52,542
Capital expenditures, including deferred
  real estate development costs............       29,312         2,723    3,756,975     3,789,010

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

7. INDUSTRY SEGMENTS: (CONTINUED)

                                             MINE MAINT.   REAL ESTATE     OTHER         TOTAL
DECEMBER 31, 1999:                           -----------   -----------   ----------   -----------
Revenue....................................  $   311,977   $ 1,495,574   $   74,320   $ 1,881,871
Operating income (loss)(1).................   (2,222,442)      535,419     (532,807)   (2,219,830)
Identifiable assets........................      780,659    17,331,851    1,912,627    20,025,137
Depreciation...............................       71,028         3,490       13,715        88,233
Capital expenditures, including deferred
  real estate development costs............        2,164         6,227    1,627,125     1,635,516

------------------------

(1) Earnings (loss) before taxes

    All of the segment revenues are derived from within the United States and all segment assets are located in the United States. The Real Estate segment had three customers in 2000 with revenues of $4,420,000 and one customer in 1999 with total revenues of $700,000 which exceeded 10% of the Company's total revenues. The real estate sales are one-time sales to various customers and are not expected to reoccur to those customers due to the nature of real estate transactions.

8. CONTINGENCIES:

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

    If the appropriate government agencies do not approve the master plan or if the Company does not accept the master plan, the land within the Deer Valley Ski Lease will remain encumbered by the Deer Valley Ski Lease. If master plan approval is obtained and accepted, the Deer Valley Ski Lease will be terminated. The Company could then proceed to develop those certain parcels of land which were

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

8. CONTINGENCIES: (CONTINUED)
formerly encumbered by the Deer Valley Ski Lease and would convey the balance of the surface estate of the land formerly encumbered by the Deer Valley Ski Lease to Deer Valley. Additionally, if and when the master plan is accepted by both the Company and the appropriate government agencies, the exchange of the surface rights to the land by the Company for the termination of the Deer Valley Ski Lease and the right to develop the land previously encumbered by the lease will represent an exchange of similar productive assets. Accordingly, the Company will transfer its basis in the surface rights to the land to the basis in the land to be developed that was previously encumbered by the Deer Valley Ski Lease, with no gain or loss recognized.

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

    The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate. Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site. Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat.

    Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. The Focused RI/FS will determine if any remedial action may be warranted at Richardson Flat. The Company accrued $630,000 in 1999 as its best estimate of costs to

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

8. CONTINGENCIES: (CONTINUED)
complete the Focused RI/FS at Richardson Flat. The remaining accrued balance as of December 31, 2000 is $504,317. Until the Focused RI/FS is completed, the Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. It is believed that through the development of the recreation complex, any remedial issues that might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of such development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

    OTHER

    The Company's Empire Canyon property is listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. The Company has no knowledge regarding when EPA intends to investigate this site to determine if further investigatory or remedial action is necessary.

    The Company is also participating in the Upper Silver Creek Watershed Group ("USCWSG"). The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan. To date the USCWSG has completed its sampling efforts but has not published its finding nor developed any remediation plans. The Company has not received formal notice from any regulatory agency ordering or otherwise directing the Company to engage in any remedial activities beyond Richardson Flat, but does expect some additional work to perform in connection with the USCWSG study.

9. RETIREMENT SAVINGS PLAN:

    The Company has a contributory 401(k) Retirement Savings Plan covering all employees who have completed three months of continuous service and have attained the age of 21. During the second quarter of 1999, the requirement of one year changed to three months of continuous service to be eligible for this plan. Under the provisions of the Plan, the Company contributes $0.50 for each dollar contributed by eligible employees up to a limit of $1,000 per employee per year. Company contributions are 100% vested after six years of continuous service. Total Company contribution and administrative expense for the plan in 2000 and 1999 was $25,506 and $25,009, respectively.

10. STOCK OPTION PLAN:

    In 1993, the shareholders of the Company approved a stock option plan ("Plan") for key employees and consultants of the Company. Pursuant to the terms of the Plan, as amended, 125,000 shares of the Company's $0.01 par value common stock are reserved for issuance thereunder. The Plan consists of two autonomous, separately administered programs: an "Employee Program" and a "Consultant Program." The Employee Program is for key employees (including employees who are members of the Company's

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

10. STOCK OPTION PLAN: (CONTINUED)
Board of Directors), and the Consultant Program is for consultants (including non-employee members of the Board of Directors). Stock Options granted under the Employee Program are intended to be Incentive Stock Options as defined in the Internal Revenue Code, and stock options granted under the Consultant Program are intended to be Non-statutory Stock Options.

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

    No options may be granted under the Plan after June 10, 2003. Options granted under the Plan are exercisable in such installments and for such periods as specified by the Board of Directors at the time of grant, but may not be exercisable more than ten years after the date of grant (five years for shareholders owning 10% or more of the Company's outstanding stock). At
December 31, 2000, a total of 35,000 shares were available for grants of additional options under the plan.

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

    Presented below is a summary of stock option plan activity for the years shown:

                                                                WTD. AVG.        OPTIONS       WTD. AVG.
                                                   OPTIONS    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                                   --------   --------------   -----------   --------------
Balance, December 31, 1998.......................   33,333        $ 6.874        33,333          $ 6.874
  Granted........................................   22,500         28.375        22,500           28.375
  Exercised......................................    --           --              --             --
  Cancelled......................................    --           --              --             --
                                                    ------        -------        ------          -------
Balance, December 31, 1999.......................   55,833        $15.539        55,833          $15.539
  Granted........................................   30,000         15.880        30,000           15.880
  Exercised......................................    --           --              --             --
  Cancelled......................................    --           --              --             --
                                                    ------        -------        ------          -------
Balance, December 31, 2000.......................   85,833        $15.658        85,833          $15.658
                                                    ======        =======        ======          =======

                UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

10. STOCK OPTION PLAN: (CONTINUED)
    The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                       OPTIONS OUTSTANDING AND
                                             EXERCISABLE
                                   -------------------------------
                                     WTD. AVG.        WTD. AVG.
RANGE OF PRICES          NUMBER    REMAINING LIFE   EXERCISE PRICE
---------------         --------   --------------   --------------
$6.874                   33,333           4             $ 6.874
$28.375                  22,500           8             $28.375
$15.880                  30,000          10             $15.880
                         ------          --             -------
$6.874 - $28.375         85,833           7             $15.658
                         ======          ==             =======

    PRO FORMA FAIR VALUE DISCLOSURES

    Had compensation expense for the Company's stock options been recognized based on fair market value on the grant date under the methodology prescribed by SFAS 123, the Company's income (loss) from continuing operations and earnings
(loss) per share for the two years ended December 31, would have been impacted as shown in the following table.

                                                          2000        1999
                                                        --------   -----------
Reported income (loss) from continuing operations.....  $882,348   $(2,220,822)
Pro forma income (loss) from continuing operations....   627,048    (2,534,247)
Reported diluted earnings (loss) per share from
  continuing operations...............................      0.27         (0.68)
Pro forma diluted earnings (loss) per share from
  continuing operations...............................      0.19         (0.77)

    The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                2000       1999
                                                              --------   --------
Expected life of option.....................................  10 yrs     10 yrs
Risk-free interest rate.....................................   5.75%      6.00%
Expected volatility of Company stock........................   28.1%      19.7%
Expected dividend yield on Company stock....................    0.0%       0.0%

    The weighted average fair value of options granted during 2000 and 1999 is as follows:

                                                            2000       1999
                                                          --------   --------
Fair value of each option granted.......................  $   8.51   $  13.93
Total number of options granted.........................    30,000     22,500
Total fair value of all options granted.................  $255,300   $313,425

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 22, 2001, under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirements of Section 16(a)," and is incorporated by reference into this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 22, 2001, under the caption "Executive Compensation" and is incorporated by reference into this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 22, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirements of
Section 16(a)," and is incorporated by reference into this Annual Report.

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

      REG. S-B                                                                        SEQUENTIAL
      REFERENCE                                                                          PAGE
       NUMBER                                     DOCUMENT                              NUMBER
---------------------                             --------                            ----------
 10.2                   Memorandum of Agreement dated June 23, 1975 among United           (1)
                        Park City Mines Company, Greater Park City Company,
                        Unionamerica, Inc., Royal Street Corporation, Morgan
                        Guaranty Trust Company of New York as Trustee, The Fidelity
                        Bank as Trustee, and Alpine Meadows of Tahoe, Inc.

 10.3                   Substituted Escrow Agreement dated October 11, 1975 among          (1)
                        United Park City Mines Company, Greater Park City Company,
                        Royal Street Land Company, Greater Properties, Inc., Park
                        Properties, Inc., and First Security Bank of Utah, as
                        trustee and escrow agent, as amended by Amendment to
                        Substituted Escrow Agreement dated October 1, 1979

 10.4                   Acquisition Agreement dated October 11, 1975 between Greater       (1)
                        Park City Company and Royal Street Land Company

 10.5                   Resort Area Lease dated January 1, 1971 between United Park        (1)
                        City Mines Company and Greater Park City Company, as amended by Amendment to Resort Area Lease dated May 1, 1975 and
                        Second Amendment to Resort Area Lease dated June 19, 1980, and Third Amendment to Resort Area Lease dated December 12,
                        1980

 10.6                   Crescent Ridge Lease dated January 1, 1971 between United          (1)
                        Park City Mines Company and Greater Park City Company, as
                        amended by Crescent Ridge Lease dated May 1, 1975

 10.7                   Deer Valley Lease dated January 1, 1971 between United Park        (1)
                        City Mines Company and Greater Park City Company, as amended by Deer Valley Lease dated May 1, 1975, and Amendment to
                        Deer Valley Lease dated May 21, 1979 and Second Amendment to
                        Deer Valley Lease dated July 31, 1980

 10.8                   Water Rights Purchase Agreement dated January 1, 1971              (1)
                        between United Park City Mines Company and Greater Park City
                        Company, as amended by Amendment to Water Rights Purchase
                        Agreement dated February 10, 1975 and Second Amendment to
                        Water Rights Purchase Agreement dated July 1, 1975

 10.9                   Settlement Agreement and Release by and between United Park        (4)
                        City Mines Company, Royal Street Land Company, Deer Valley
                        Resort Company, Royal Street of Utah, Royal Street
                        Development Company, and Wells Fargo Bank, N.A. dated
                        November 6, 1992

 10.10                  Employment Agreement dated June 1, 1994 by and between             (6)
                        United Park City Mines Company and Hank Rothwell

 10.11                  Incentive Stock Option Agreement dated June 27, 1994 by and        (6)
                        between United Park City Mines Company and Hank Rothwell

 10.12                  Incentive Stock Option Agreement dated August 2, 1994 by and       (6)
                        between United Park City Mines Company and Edwin L. Osika,
                        Jr.

 10.13                  Employment Agreement dated June 1, 1997 by and between             (8)
                        United Park City Mines Company and Hank Rothwell

 10.14                  Agreement of Purchase and Sale of Assets between New Quincy        (9)
                        Mining Company as Seller and United Park City Mines Company,
                        dated December 31, 1997

      REG. S-B                                                                        SEQUENTIAL
      REFERENCE                                                                          PAGE
       NUMBER                                     DOCUMENT                              NUMBER
---------------------                             --------                            ----------
 10.15                  Agreement of Purchase and Sale of Assets between Lucky Bill        (9)
                        Mining Company as Seller and United Park City Mines Company,
                        dated December 31, 1997

 22.1                   Subsidiaries of the Registrant                                     (3)

 99                     Prospectus which is a part of the Form S-3, Amendment No. 1,      (10)
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

    (i) Form 8-K, Item 5, filed on December 27, 2000, pursuant to which the registrant announced an extension of the joint venture previously announced on Form 8-K, dated June 30, 2000, with DMB Park City.

    (ii) Form 8-K, Item 5, filed on January 26, 2001, pursuant to which the registrant announced the termination of the joint venture previously announced on Form 8-K, dated June 30, 2000, with DMB Park City.

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

                                                               UNITED PARK CITY MINES COMPANY
                                                                        (Registrant)

March 19, 2000                                         By:              /s/ HANK ROTHWELL
                                                            -----------------------------------------
                                                                          Hank Rothwell
                                                             PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                                                             DIRECTOR

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----
                /s/ JOSEPH S. LESSER
     -------------------------------------------       Director                       March 19, 2001
                  Joseph S. Lesser

                 /s/ PETER S. DUNCAN
     -------------------------------------------       Director                       March 19, 2001
                   Peter S. Duncan

                 /s/ ALAN L. GORDON
     -------------------------------------------       Director                       March 19, 2001
                   Alan L. Gordon

                /s/ RONALD S. KROLICK
     -------------------------------------------       Director                       March 19, 2001
                  Ronald S. Krolick

                  /s/ MARK MASHBURN
     -------------------------------------------       Director                       March 19, 2001
                    Mark Mashburn

                  /s/ HANK ROTHWELL
     -------------------------------------------       President, Chief Executive     March 19, 2001
                    Hank Rothwell                        Officer, and Director

               /s/ MICHAEL R. SALMOND
     -------------------------------------------       Chief Financial Officer        March 19, 2001
                 Michael R. Salmond