Form 10QSB
period 2001-03-31
UNITED PARK CITY MINES CO
filed 2001-05-15
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended MARCH 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ____________

Commission File Number                      1-3753
                      ----------------------------------------------------------

                         UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


                   Delaware                                 87-0219807
         -------------------------------                -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization.)                Identification No.)


         P. O. Box 1450, Park City, Utah                      84060
      ----------------------------------------              ----------
      (Address of principal executive offices)              (Zip Code)


                                 (435) 649-8011
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X .
                                                             ---   ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 4, 2001: 3,249,411 SHARES
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes    ; No  X .
                                                               ----     ---

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 2

                         PART I - FINANCIAL INFORMATION
                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31,
                                                                                                         2001
                                                                                                   ------------------
ASSETS:
   Cash and cash equivalents....................................................                       $    86,009
   Accounts receivable..........................................................                           249,101
   Prepaid expenses.............................................................                            68,267
   Inventories..................................................................                            65,668
   Other........................................................................                               286
                                                                                                   ------------------
                                                                                                           469,331
                                                                                                   ------------------
Real Estate:
   Hidden Meadows development...................................................                           337,632
   Deer Crest development.......................................................                           317,750
   Deferred development costs - other...........................................                         6,413,390
                                                                                                   ------------------
                                                                                                         7,068,772
                                                                                                   ------------------
Property and Equipment:
     Mine shaft, buildings and equipment........................................                         3,208,007
     Construction-in-progress...................................................                           277,730
     Resort facilities..........................................................                            58,077
     Less accumulated depreciation..............................................                        (3,005,704)
                                                                                                   ------------------
                                                                                                           538,110

   Land less accumulated depletion of $1,062,190................................                        13,552,490
   Water rights.................................................................                           400,000
                                                                                                   ------------------
                                                                                                        14,490,600
                                                                                                   ------------------
Total assets....................................................................                      $ 22,028,703
                                                                                                   ==================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 3



                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31,
                                                                                                         2001
                                                                                                       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Accounts payable...........................................................                      $    298,551
     Accrued liabilities........................................................                           558,190
     Joint venture termination reimbursement accrual............................                         2,487,298
     Accrued remediation costs..................................................                           474,211
                                                                                                   ------------------
     Total liabilities..........................................................                         3,818,250
                                                                                                   ------------------





     Commitments and contingencies (Notes 3 and 4)





   Stockholders' equity:
     Capital stock, $.01 par value:
       Authorized:  3,750,000 shares
       Issued:  3,249,411 shares ...............................................                            32,494
     Capital in excess of par value.............................................                        41,982,640
     Accumulated deficit........................................................                       (23,620,897)
                                                                                                   ------------------
                                                                                                        18,394,237

     Less cost of treasury stock - 1,294 shares.................................                          (183,784)
                                                                                                   ------------------

     Total stockholders' equity.................................................                        18,210,453
                                                                                                   ------------------


   Total liabilities and stockholders' equity...................................                      $ 22,028,703
                                                                                                   ==================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 4



                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                        For Three Months Ended
                                                                                      ---------------------------
                                                                                      March 31,         March 31,
                                                                                         2001              2000
                                                                                      ---------         ---------
Revenues:
   Lot sales.................................................................       $        --       $   997,000
   Contract services.........................................................                --            57,217
   Interest..................................................................             7,504            17,278
   Royalties and rentals.....................................................           157,488            96,260
   Other.....................................................................            33,586            73,553
                                                                                        -------         ---------
                                                                                        198,578         1,241,308
                                                                                        -------         ---------

Expenses:
   Cost of lot sales and selling expense.....................................            28,558           297,961
   General and administrative costs..........................................           344,025           339,900
   Mine maintenance and administrative costs.................................           559,830           477,599
   Contract services costs...................................................                --            47,681
   Depreciation..............................................................            10,202            14,987
   Interest..................................................................             2,357            14,454
                                                                                        -------         ---------
                                                                                        944,972         1,192,582
                                                                                        -------         ---------

Income (loss) before income taxes............................................          (746,394)           48,726

   Income tax expense (benefit)..............................................                --                --
                                                                                        -------         ---------

Net income (loss)............................................................       $  (746,394)      $    48,726
                                                                                        =======         =========

Basic and diluted net income (loss) per share................................            $ (.23)            $ .01
                                                                                        =======         =========

Weighted average shares outstanding:
   Basic.....................................................................         3,249,411         3,249,411
   Diluted...................................................................         3,249,411         3,305,244
                                                                                        =======         =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 5


                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For Three Months Ended
                                                                        -----------------------------------------
                                                                              March 31,             March 31,
                                                                                2001                   2000
                                                                              ---------             ---------
Cash flows from operating activities:
     Net income (loss)...............................................   $         (746,394)    $          48,726
                                                                        -------------------   -------------------
     Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
         Depreciation................................................               10,202                14,987
         Increase (decrease) from changes in:
           Restricted cash - Deer Crest..............................                   --              (280,000)
           Accounts receivable.......................................              (97,306)              (90,968)
           Prepaid expenses, inventories and other assets............               13,535                51,051
           Subdivision development costs.............................                 (834)              (67,511)
           Deferred development costs - other........................             (322,187)             (176,325)
           Accounts payable and accrued liabilities..................               64,677               215,493
           Cost of land sold.........................................                   --               202,611
           Accrued remediation costs.................................              (30,106)              (30,603)
           Joint venture termination reimbursement accrual...........               42,268                    --
           Other.....................................................               33,855               (45,882)
                                                                        -------------------   -------------------
              Total adjustments......................................             (285,896)             (207,147)
                                                                        -------------------   -------------------
              Net cash used by operating activities..................           (1,032,290)             (158,421)
                                                                        -------------------   -------------------

Cash flows from investing activities:
     Construction-in-progress........................................               (4,447)                5,081
     Capital expenditures............................................                 (903)              (35,350)
     Land remediation costs..........................................              (18,219)                   --
                                                                        -------------------   -------------------
              Net cash used by investing activities..................              (23,569)              (30,269)
                                                                        -------------------   -------------------

Cash flows from financing activities:
     Proceeds from bank notes........................................                   --                97,133
                                                                        -------------------   -------------------
              Net cash provided by financing activities..............                   --                97,133
                                                                        -------------------   -------------------

Net decrease in cash and cash equivalents............................           (1,055,859)              (91,557)
Cash and cash equivalents-beginning of period........................            1,141,868             1,035,845
                                                                        -------------------   -------------------

Cash and cash equivalents-end of period..............................   $           86,009     $         944,288
                                                                        ===================   ===================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 6

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 CONDENSED FINANCIAL STATEMENTS

A. DISCLOSURE

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the 2000 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant").

B. MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and March 31, 2000 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented, have been made.

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

  MARCH 31, 2001:                          MINE MAINT.       REAL ESTATE         OTHER             TOTAL
  ---------------                          -----------       -----------         -----             -----
  Revenue................................. $     33,208      $    159,709      $    5,661       $   198,578
  Operating income (loss)(1)..............     (553,539)           44,792        (237,647)         (746,394)
  Identifiable assets.....................      544,055        20,673,640         811,008        22,028,703
  Depreciation............................        5,822             1,010           3,370            10,202
  Capital expenditures, including
    deferred real estate development
    costs.................................           --               903         345,687           346,590

  MARCH 31, 2000:                          MINE MAINT.       REAL ESTATE         OTHER             TOTAL
  ---------------                          -----------       -----------         -----             -----
  Revenue................................. $     73,637       $ 1,150,322      $   17,349       $ 1,241,308
  Operating income (loss)(1)..............     (477,034)          771,947        (246,187)           48,726
  Identifiable assets.....................      583,215        17,879,993       1,844,583        20,307,791
  Depreciation............................       10,575               930           3,482            14,987
  Capital expenditures, including
    deferred real estate development
    costs.................................       22,358            67,511         184,236           274,105

  (1) Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 7

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 RESTRICTED CASH - DEER CREST AND BANK NOTES PAYABLE

In February 2000, the Company obtained a financing commitment from a local bank totaling $560,000, for the purpose of installing improvements to eight lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate. During August of 2000 the note was paid in full and cancelled. Two Deer Crest lots with related improvements and restricted cash of $280,000 were released from collateral upon cancellation of the note.

In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 8.0% at March 31, 2001). During October of 2000 two of the lots collateralizing the note were sold. Upon sale of the lots the outstanding balance was paid with the commitment being reduced to $250,000. The collateral was reduced from four to two Deer Crest lots with related improvements. There was no balance at March 31, 2001 and at May 1, 2001 when the initial loan term ended. This financing commitment is in the process of being renewed for one year.

During October 2000 the Company obtained a $1,000,000 revolving line of credit. The purpose of this financing is to supplement cash flow needs of the Company. Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 8.0% at March 31, 2001). The initial maturity date is October 1, 2001. There were no outstanding borrowings at March 31, 2001. The Company borrowed $368,000 during April of 2001.

NOTE 4 JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004. Interest is accrued at the lower of the prime rate (prime rate was 8.0% at March 31, 2001) or 10% compounded yearly. The total accrued interest of $42,268 at March 31, 2001 was capitalized into deferred development costs-other.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 8


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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

The Company's cash balance decreased $1,055,859 during the first three months of 2001, leaving a cash balance of $86,009 as of March 31, 2001. The Company will use a portion of the March 31, 2001 cash balance, a portion of the anticipated proceeds from future real estate sales by Blue Ledge and bank financing to fund its future operations. During October 2000, the Company obtained a $1,000,000 line of credit with a local bank to provide for its additional cash flow needs. The Company borrowed $368,000 of this available credit during April 2001.

REAL ESTATE

The Company's wholly owned subsidiary Blue Ledge Corporation (hereinafter "Blue Ledge") did not sell any of the available three lots in the Hidden Meadows subdivision or the two lots in the Deer Crest development project during the three-month period ended March 31, 2001.

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 31, 2001
                                                                          Page 9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

As previously stated under the LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE section, Blue Ledge did not have any lot sales during the three-month period ended March 31, 2001. During the same period in 2000, Blue Ledge sold one lot in the Hidden Meadows subdivision and one lot in the Deer Crest development project, for a profit of $699,039 or 70% of the gross sales price of these lots.

There were no contract services revenues during the three months ended March 31, 2001 as compared to $57,217 for the same period in 2000. The revenue reduction is due to the cessation of maintenance in the Judge and Spiro tunnels as requested by Park City in the third quarter of 2000. These are the sites that generated the majority of the Company's contract services revenue.

The Company's interest income decreased 57% during the first three months of 2001 as compared to the same period in 2000 because of lower cash balances available for investment.

Royalty and rental revenues increased 64% during the three months ended March 31, 2001 when compared to the same period in 2000. The primary reasons for the increase are due to additional ski lease accruals for the period and to building rental during the January 2001 film festivals.

Other revenues decreased 54% during the first three months of 2001 when compared to the same period in 2000. The decrease is the result of a 2000 nonrecurring receipt of approximately $41,000.

The first quarter of 2001 resulted in lower cost of lot sales and selling expense because no lots where sold during the period as compared to the same period in 2000.

Mine maintenance and administrative costs increased 17% during the three-month period ended March 31, 2001, when compared with the same period in 2000. The net change includes an increase of about 4% for the operation costs of a new water treatment plant. An additional 4% increase was due to the discontinuance of contract work and the subsequent cost of reducing two miners from the labor force during March. An additional increase of about 6% was due to the first of ten annual sewer payments on various Wasatch County properties. There was a 9% decrease in property tax expense and approximately a 12% net increase in all other categories.

The decrease in depreciation expense of 32% for the periods presented is the result of assets being fully depreciated.

Interest expense decreased 84 % during the first three months of 2001 over the same period in 2000. The decrease is the result of a reduction of interest bearing debt balances.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 30, 2001
                                                                         Page 10

                                    PART II.
                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company again submitted written comments opposing the EPA's listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. United Park has completed negotiations with the EPA regarding performing a voluntary focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company signed the Administrative Order on Consent for Remedial Investigation/Feasibility study on September 27, 2000. The Company did accrue at December 31,1999 its best estimate of costs to complete the Focused RI/FS at Richardson Flat. Since the study has not been completed, the Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

No exhibits are filed with this Form 10-QSB.

(b) Reports on Form 8-K filed during the period covered by this Form 10-QSB:

On January 26, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the termination of the joint venture between the registrant and DMB Park City, an affiliate of DMB Realco, LLC on January 17, 2001. The purpose of the joint venture was to develop and market land for a luxury, multi-use development in the Deer Valley and Park City ski resort areas of Utah. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                  March 30, 2001
                                                                         Page 11



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNITED PARK CITY MINES COMPANY
               ---------------------------------------------------
                                  (Registrant)


            /s/ HANK ROTHWELL                     /s/ MICHAEL R. SALMOND
       -------------------------------         ------------------------------
                Hank Rothwell                         Michael R. Salmond
                 President,                        Chief Financial Officer
          Chief Executive Officer
                and Director


Date: MAY 15, 2001
      ------------