Form 10QSB
period 2001-06-30
UNITED PARK CITY MINES CO
filed 2001-08-13
CIK 101424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended JUNE 30, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
     ____________

Commission File Number 1-3753


                         UNITED PARK CITY MINES COMPANY
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


            Delaware                                               87-0219807
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization.)                              Identification No.)


    P. O. Box 1450, Park City, Utah                                84060
----------------------------------------                     -------------------
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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 07, 2001: 3,249,411 SHARES

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 2

                         PART I - FINANCIAL INFORMATION
                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               June 30,
                                                                 2001
                                                             ------------
ASSETS:
   Cash and cash equivalents ..........................      $    111,087
   Accounts receivable ................................           273,718
   Prepaid expenses ...................................            27,929
   Inventories ........................................            65,414
   Other ..............................................            45,419
                                                             ------------
                                                                  523,567
                                                             ------------
Real Estate:
   Subdivision development costs ......................         1,630,153
   Deferred development costs - other .................         6,973,358
                                                             ------------
                                                                8,603,511
                                                             ------------
Property and Equipment:
      Mine shaft, buildings, and equipment ............         3,214,838
      Construction-in-progress ........................           277,879
      Resort facilities ...............................            58,077
      Less accumulated depreciation ...................        (3,013,093)
                                                             ------------
                                                                  537,701

   Land less accumulated depletion of $1,062,190 ......        13,631,364
   Water rights .......................................           400,000
                                                             ------------
                                                               14,569,065
                                                             ------------
Total assets ..........................................      $ 23,696,143
                                                             ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 3


                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    June 30,
                                                                      2001
                                                                  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
      Accounts payable .....................................      $    994,265
      Accrued liabilities ..................................           584,499
      Bank notes payable ...................................         1,613,880
      Joint venture termination reimbursement accrual ......         2,532,028
      Accrued remediation costs ............................           388,782
                                                                  ------------
      Total liabilities ....................................         6,113,454
                                                                  ------------

   Stockholders' equity:
      Capital stock, $.01 par value:
        Authorized: 3,750,000 shares
        Issued: 3,249,411 shares ...........................            32,494
      Capital in excess of par value .......................        41,982,640
      Accumulated deficit ..................................       (24,248,661)
                                                                  ------------
                                                                    17,766,473

      Less cost of treasury stock - 1,294 shares ...........          (183,784)
                                                                  ------------
      Total stockholders' equity ...........................        17,582,689
                                                                  ------------
   Total liabilities and stockholders' equity ..............      $ 23,696,143
                                                                  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 4

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 For Three months Ended                For Six months Ended
                                                              -----------------------------       -----------------------------
                                                               June 30,          June 30,           June 30,          June 30,
                                                                 2001              2000              2001              2000
                                                              -----------       -----------       -----------       -----------
Revenues:
   Lot sales ...........................................      $        --       $   138,000       $        --       $ 1,135,000
   Contract services ...................................               --            48,823                --           106,040
   Interest ............................................              823            37,519             8,327            54,797
   Royalties and rentals ...............................           78,960            67,000           236,448           163,260
   Other ...............................................           21,410            25,151            54,996            98,704
                                                              -----------       -----------       -----------       -----------
                                                                  101,193           316,493           299,771         1,557,801
                                                              -----------       -----------       -----------       -----------
Expenses:
   Cost of lot sales and selling expense ...............           31,279           106,733            59,837           404,694
   General and administrative costs ....................          300,925           338,808           676,840           678,708
   Mine maintenance and administrative costs ...........          376,212           228,066           904,152           713,688
   Contract services costs .............................               --            38,349                --            78,007
   Depreciation ........................................            9,787            13,773            19,989            28,760
   Interest ............................................           10,754            14,090            13,111            28,544
                                                              -----------       -----------       -----------       -----------
                                                                  728,957           739,819         1,673,929         1,932,401
                                                              -----------       -----------       -----------       -----------
Loss before income taxes ...............................         (627,764)         (423,326)       (1,374,158)         (374,600)
                                                              -----------       -----------       -----------       -----------
   Income tax benefit ..................................               --                --                --                --
                                                              -----------       -----------       -----------       -----------
Net loss ...............................................      $  (627,764)      $  (423,326)      $(1,374,158)      $  (374,600)
                                                              ===========       ===========       ===========       ===========
Basic and diluted net loss per share ...................      $      (.19)      $      (.13)      $      (.42)      $      (.12)
                                                              ===========       ===========       ===========       ===========
Basic and diluted weighted average  number of shares
      outstanding ......................................        3,249,411         3,249,411         3,249,411         3,249,411
                                                              ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 5

                 UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     For Six months Ended
                                                                                 -----------------------------
                                                                                   June 30,          June 30,
                                                                                    2001               2000
                                                                                 -----------       -----------
Cash flows from operating activities:
      Net loss ............................................................      $(1,374,158)      $  (374,600)
                                                                                 -----------       -----------
      Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation ...................................................           19,989            28,760
           Increase (decrease) from changes in:
             Restricted cash ..............................................               --          (280,000)
             Accounts receivable ..........................................         (121,923)         (250,785)
             Prepaid expenses, inventories and other assets ...............           54,127            54,948
             Subdivision development costs ................................         (975,605)           58,405
             Deferred development costs - other ...........................         (882,155)         (284,670)
             Accounts payable and accrued liabilities .....................          786,700           365,669
             Accrued remediation costs ....................................         (115,535)          (62,970)
             Joint venture termination reimbursement accrual ..............           86,998                --
             Other ........................................................           (8,197)          (49,726)
                                                                                 -----------       -----------
                Total adjustments .........................................       (1,155,601)         (420,369)
                                                                                 -----------       -----------
                Net cash used by operating activities .....................       (2,529,759)         (794,969)
                                                                                 -----------       -----------
Cash flows from investing activities:
      Construction-in-progress ............................................           (4,596)           (4,520)
      Capital expenditures ................................................          (13,213)          (35,730)
      Land remediation costs ..............................................          (97,093)          (28,607)
                                                                                 -----------       -----------
                Net cash used by investing activities .....................         (114,902)          (68,857)
                                                                                 -----------       -----------
Cash flows from financing activities:
      Proceeds from bank notes payable ....................................        1,613,880           274,228
                                                                                 -----------       -----------
                Net cash provided by financing activities .................        1,613,880           274,228
                                                                                 -----------       -----------
Net decrease in cash and cash equivalents .................................       (1,030,781)         (589,598)
Cash and cash equivalents-beginning of period .............................        1,141,868         1,035,845
                                                                                 -----------       -----------
Cash and cash equivalents-end of period ...................................      $   111,087       $   446,247
                                                                                 ===========       ===========


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 6


UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 CONDENSED FINANCIAL STATEMENTS

A.   DISCLOSURE

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the 2000 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant") and the Form 10-QSB for the period ended March 31, 2001.

B.   MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of June 30, 2001 and the consolidated statement of operations for the three-month and six-month periods ended June 30, 2001 and June 30, 2000 and the statement of cash flows for the six-month periods ended June 30, 2001 and 2000 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented, have been made.

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

JUNE 30, 2001:                                        MINE
                                                   MAINTENANCE       REAL ESTATE           OTHER             TOTAL
                                                   -----------       ------------       -----------       -----------
Revenue .....................................      $    54,368       $    238,668       $     6,735       $   299,771
Operating income (loss) from continuing
   operations(1) ............................         (934,341)            15,445          (455,262)       (1,374,158)
Identifiable assets .........................          540,385         22,281,242           874,516        23,696,143
Depreciation ................................           11,394              1,758             6,837            19,989
Capital expenditures, including deferred
   real estate development costs ............            2,007          1,861,264           109,391         1,972,662


JUNE 30, 2000:                                        MINE
                                                   MAINTENANCE       REAL ESTATE           OTHER             TOTAL
                                                   -----------       ------------       -----------       -----------
Revenue .....................................      $   146,073       $  1,356,826       $    54,902       $ 1,557,801
Operating income (loss) from continuing
   operations(1) ............................         (705,430)           791,359          (460,529)         (374,600)
Identifiable assets .........................          605,217         18,060,180         1,513,972        20,179,369
Depreciation ................................           19,784              1,861             7,115            28,760
Capital expenditures, including deferred
   real estate development costs ............           26,478            496,588            46,885           569,951

-------------------
(1)  Earnings before taxes

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 7

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

In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate. During October of 2000 two of the lots collateralizing the note were sold. Upon sale of the lots the outstanding balance was paid with the commitment being reduced to $250,000. The collateral was reduced from four to two Deer Crest lots with related improvements. There was no balance outstanding at May 1, 2001 when the loan terminated. This financing commitment is in the process of being renewed for one year.

During October 2000 the Company obtained a $1,000,000 revolving line of credit. The purpose of this financing is to supplement cash flow needs of the Company. Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 6.75% at June 30, 2001). The initial maturity date is October 1, 2001. The outstanding borrowings at June 30, 2001 were $891,000. The Company paid off the total outstanding balance July 3, 2001.

The Company obtained a financing commitment totaling $3,030,000 in June 2001, for the purpose of installing improvements to the Keetley development consisting of approximately 30 acres. The development includes a commerce park, multi-family housing and single family housing components. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 6.75% at June 30, 2001). The loan term is twenty-four months with an option to extend for an additional six months. The outstanding borrowings at June 30, 2001 were $722,880. During July 2001, the financing commitment was reduced to $2,080,000 due to an asset exchange involving the multi-family housing component.

NOTE 4 JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop the Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004. Interest is accrued at the lower of the prime rate (prime rate was 6.75% at June 30, 2001) or 10% compounded yearly. The total accrued interest of $86,998 at June 30, 2001 was capitalized into deferred development costs-other.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 8

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

The Company's cash balance decreased $1,030,781 during the first six months of 2001, leaving a cash balance of $111,087 as of June 30, 2001. On July 2, 2001 the Company sold a land parcel known as Willow Heights in Big Cottonwood Canyon for $2,000,000. The Company will use a portion of the June 30, 2001 cash balance along with a portion of the proceeds from the Willow Heights sale and expected future real estate sales by the Company's wholly owned subsidiary, Blue Ledge Corporation (hereinafter "Blue Ledge"), to fund its future operations. During October 2000, the Company obtained a $1,000,000 line of credit with a local bank to provide for the Company's additional cash flow needs. The Company borrowed $891,000 of this available credit during the quarter ended June 30, 2001. The outstanding balance as of July 3, 2001 was paid in full from proceeds of the Willow Heights sale.

REAL ESTATE

Blue Ledge continued to have available for sale three lots in the Hidden Meadows subdivision and two lots in the Deer Crest development project during the six-month period ended June 30, 2001.

In July 1999, the Company signed a Letter of Understanding with DMB to pursue a joint venture partnership to develop the Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

On July 2, 2001, the Company sold a land parcel known as Willow Heights in Big Cottonwood Canyon for $2,000,000.

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

As previously stated under the LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE section, Blue Ledge did not have any lot sales during the three-month or six-month periods ended June 30, 2001. During the quarter ended June 30, 2000, Blue Ledge sold one lot for a profit of $31,267 or 23% of gross sales price. During the same six-month period in 2000, Blue Ledge sold two lots in the Hidden Meadows subdivision and one lot in the Deer Crest development project, for a profit of $730,306 or 64% of the gross sales price of these lots.

There were no contract services revenues during the three-month or six-month periods ended June 30, 2001 as compared to $48,823 and $106,040 for the same periods in 2000. The revenue reduction is due

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                          Page 9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to the cessation of maintenance in the Judge and Spiro tunnels as requested by Park City in the third quarter of 2000. These are the sites that generated the majority of the Company's contract services revenue.

The Company's interest income decreased 98% during the second quarter and 85% for the first six months of 2001. The decrease when compared to 2000 is the result of smaller 2001 cash balances available for investment and a one time $30,695 interest charge collected from the Company's ski lease operators during the second quarter of the year 2000.

Royalty and rental revenues increased 18% and 45% during the three-month and six-month periods ended June 30, 2001 when compared to the same period in 2000. The primary reasons for the increase are due to additional ski lease accruals for the period and to building rental revenues during the January 2001 film festivals.

Other revenues decreased 15% and 44% for the three-month and six-month periods ending June 30, 2001 when compared to the same periods in 2000. The six month decrease is primarily the result of a nonrecurring receipt of approximately $41,000 during the first quarter of 2000. Reduced miscellaneous fees collected caused the three month decrease when compared to 2000.

The first six months of 2001 resulted in lower cost of lot sales and selling expense because no lots were sold during the period as compared to the same period in 2000.

Mine maintenance and administrative costs increased 65% and 27% during the three-month and six-month periods ended June 30, 2001, when compared with the same period in 2000. The net change is primarily due to property taxes collected from lessees for past taxes during the second quarter of 2000. The property tax increase represents 63% of the increase for the three-month period and 15 % for the six-month period. The remaining six-month period increase of approximately 12% represents net changes in all other categories.

The decrease in depreciation expense of 29% and 30% for the three-month and six-month periods presented is the result of assets being fully depreciated.

Interest expense decreased 24% and 54% during the three-month and six-month periods presented over the same periods in 2000. The decrease is the result of a reduction of interest bearing debt balances.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                         Page 10

                                    PART II.
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2001 Annual Meeting of Shareholders of the Company was held on May 22, 2001. Represented at the meeting, in person or by proxy, were 3,110,136 shares, or approximately 96% of the issued and outstanding shares entitled to vote. The following business was transacted:

     Election of Directors. Over 99% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                             Votes For           Votes Withheld
                                             ---------           --------------
     Peter S. Duncan                         3,104,457                5,679
     Alan L. Gordon                          3,105,578                4,558
     Joseph S. Lesser                        3,104,312                5,824
     Ronald S. Krolick                       3,104,457                5,679
     Mark Mashburn                           3,104,433                5,703
     William H. ("Hank") Rothwell            3,104,653                5,483

     Ratification of the appointment of Independent Certified Public Accountants. 3,104,704 shares, approximately 99.8% of the shares voting, voted to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the Company. 2,107 shares, less than 1% of the shares voting, voted against, and 3,325 shares, less than 1% of the shares voting, abstained from the ratification of the Company's auditors.

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

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                         Page 11


(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                                                     Form 10-QSB
                                                  United Park City Mines Company
                                                                   June 30, 2001
                                                                         Page 12


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         United Park City Mines Company
--------------------------------------------------------------------------------
                                  (Registrant)

   /s/ Hank Rothwell                                     /s/ Michael R. Salmond
------------------------                                 -----------------------
     Hank Rothwell                                          Michael R. Salmond
      President,                                         Chief Financial Officer
Chief Executive Officer
     and Director

Date: AUGUST 13, 2001