Form 10QSB
period 2001-09-30
UNITED PARK CITY MINES CO
filed 2001-11-14
CIK 101424

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 2001 or

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________   to   ____________

Commission File Number	1-3753

UNITED PARK CITY MINES COMPANY

(exact name of small business issuer as specified in its charter)

Delaware	87-0219807
(State or other jurisdiction of incorporation or organization.)	(I.R.S. Employer Identification No.)

P. O. Box 1450, Park City, Utah

84060
(Address of principal executive offices)	(Zip Code)

(435) 649-8011

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐ .

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    As of October 30, 2001: 3,249,411 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒.

PART I - FINANCIAL INFORMATION

UNITED PARK CITY MINES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30,
2001
ASSETS:
Cash and cash equivalents	$31,531
Accounts receivable	188,977
Prepaid expenses	176,034
Inventories	71,153
Other	55,206
522,901

Real Estate:
Subdivision development costs	2,144,801
Deferred development costs – other	7,278,775
9,423,576

Property and Equipment:
Mine shaft, buildings, and equipment	3,217,503
Construction-in-progress	295,505
Resort facilities	58,077
Less accumulated depreciation	(3,022,334)
548,751

Land less accumulated depletion of $1,062,190	13,480,699
Water rights	400,000
14,429,450

Total assets	$24,375,927

UNITED PARK CITY MINES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30,
2001
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Accounts payable	$1,162,752
Accrued liabilities	789,003
Bank notes payable	633,287
Joint venture termination reimbursement accrual	2,572,522
Accrued remediation costs	334,922

Total liabilities	5,492,486

Stockholders’ equity:
Capital stock, $.01 par value:
Authorized: 3,750,000 shares Issued: 3,249,411 shares	32,494
Capital in excess of par value	41,982,640
Accumulated deficit	(22,947,909)
19,067,225

Less cost of treasury stock - 1,294 shares	(183,784)

Total stockholders' equity	18,883,441

Total liabilities and stockholders' equity	$24,375,927

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Revenues:
Lot sales	$684,000	$1,790,000	$684,000	$2,925,000
Land sale	2,000,000	–	2,000,000	–
Contract services	9,907	5,215	9,907	111,255
Interest	5,114	22,154	13,441	76,951
Royalties and rentals	10,483	7,390	246,931	170,650
Other	36,018	182,867	91,014	281,571
	2,745,522	2,007,626	3,045,293	3,565,427
Expenses:
Cost of lot sales and selling expense	494,983	557,576	554,820	962,270
Costs of land sold	99,614	–	99,614	–
General and administrative costs	253,540	212,352	930,380	891,060
Mine maintenance and administrative costs	576,929	207,794	1,482,062	921,482
Contract services costs	8,426	3,604	7,445	81,611
Depreciation	9,241	12,652	29,230	41,412
Interest	2,037	14,726	15,148	43,270
	1,444,770	1,008,704	3,118,699	2,941,105
Income (loss) before income taxes	1,300,752	998,922	(73,406)	624,322
Income tax provision	–	265,895	–	265,895
Net income (loss)	$1,300,752	$733,027	$(73,406)	$358,427
Basic net income (loss) per share	$0.40	$0.23	$(0.02)	$0.11
Diluted net income (loss) per share	$0.39	$0.22	$(0.02)	$0.11
Basic weighted average number of shares outstanding	3,249,411	3,249,411	3,249,411	3,249,411
Diluted weighted average number of shares outstanding	3,335,411	3,335,411	3,249,411	3,335,411

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	September 30,	September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(73,406)	$358,427
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	29,230	41,412
Increase (decrease) from changes in:
Accounts receivable	(37,182)	(266,478)
Prepaid expenses, inventories and other assets	(99,717)	9,719
Deferred income taxes	–	251,895
Subdivision development costs	(1,490,253)	281,068
Deferred development costs - other	(1,134,000)	(478,665)
Accounts payable and accrued liabilities	1,159,691	(106,548)
Accrued remediation costs	(169,395)	(103,548)
Joint venture termination reimbursement accrual	127,492	–
Other	(17,984)	(45,220)
Total adjustments	(1,632,118)	(416,365)
Net cash used by operating activities	(1,705,524)	(57,938)

Cash flows from investing activities:
Construction-in-progress	(22,222)	(8,579)
Capital expenditures	(15,878)	(46,675)
Net cash provided (used) by investing activities	(38,100)	(55,254)

Cash flows from financing activities:
Proceeds from bank notes payable	2,199,313	338,630
Principal payments on bank notes payable	(1,566,026)	(274,963)
Net cash provided by financing activities	633,287	63,667

Net decrease in cash and cash equivalents	(1,110,337)	(49,525)
Cash and cash equivalents-beginning of period	1,141,868	1,035,845

Cash and cash equivalents-end of period	$31,531	$986,320

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARY

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements should be read in conjunction with the 2000 Annual Report to Stockholders of United Park City Mines Company (hereinafter "United Park" or "the Company" or "the Registrant") and the Form 10-QSB for the periods ended March 31, 2001 and June 30, 2001.

B.  Management's Representation

The consolidated balance sheet as of September 30, 2001 and the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000 and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been prepared by the Registrant, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented, have been made.

NOTE 2  INDUSTRY SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company is organized into the following industry segments, and management accounts for revenues and expenses from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance and Real Estate.  The segment data here presented does not include intersegment revenues or charges for corporate overhead costs.

September 30, 2001:	Mine Maintenance	Real Estate	Other	Total
Revenue	$100,075	$2,933,151	$12,067	$3,045,293
Operating income (loss) from continuing operations¹	(1,497,839)	2,041,133	(616,700)	(73,406)
Identifiable assets	559,709	23,106,520	709,698	24,375,927
Depreciation	16,080	2,511	10,639	29,230
Capital expenditures, including deferred real estate development costs	2,651	3,025,350	31,794	3,059,795

September 30, 2000:	Mine Maintenance	Real Estate	Other	Total
Revenue	$175,204	$3,173,180	$217,043	$3,565,427
Operating income (loss) from continuing operations¹	(915,676)	1,998,761	(458,763)	624,322
Identifiable assets	579,953	18,026,522	1,582,565	20,189,040
Depreciation	27,855	2,791	10,766	41,412
Capital expenditures, including deferred real estate development costs	26,478	882,716	28,775	937,969

¹ Earnings before taxes

NOTE 3  BANK NOTES PAYABLE

In February 2000, the Company obtained a financing commitment from a local bank totaling $560,000, for the purpose of installing improvements to eight lots in the Deer Crest development.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate.  During August of 2000 the note was paid in full and cancelled.  Two Deer Crest lots with related improvements and restricted cash of $280,000 were released from collateral upon cancellation of the note.

In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 6.00% at September 30, 2001).  During October of 2000 two of the lots collateralizing the note were sold.  Upon sale of the lots the outstanding balance was paid with the commitment being reduced to $250,000.  The collateral was reduced from four to two Deer Crest lots with related improvements.  There was no balance outstanding at May 1, 2001 when the loan commitment terminated.  Financing was renewed July 31, 2001 with a maturity date of August 1, 2002. The terms of the current commitment are the same as the prior commitment.

During October 2000 the Company obtained a $1,000,000 revolving line of credit.  The purpose of this financing is to supplement cash flow needs of the Company.  Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 6.00% at September 30, 2001).  The initial maturity date was October 1, 2001.  The Company had no outstanding borrowings at September 30, 2001.  The Company increased the line of credit to $2,000,000 upon renewal with a maturity date of October 1, 2002.

The Company obtained a financing commitment totaling $3,030,000 in June 2001, for the purpose of installing improvements to the Keetley development consisting of approximately 30 acres.  The development includes a commerce park, multi-family housing and single family housing components.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 6.00% at September 30, 2001).  The loan term is twenty-four months with an option to extend for an additional six months.  The outstanding borrowings at September 30, 2001 were $633,287.  During July 2001, the financing commitment was reduced to $2,080,000 due to an asset exchange involving the multi-family housing component.  During October the balance was paid in full due to the sale of lots that were collateralizing the loan.

NOTE 4  JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. (“DMB”) to pursue a joint venture partnership to develop the Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was formed on June 15, 2000.  Under the terms of the joint venture’s operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties.  The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001.  The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period.  The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.  Interest is accrued at the lower of the prime rate (prime rate was 6.00% at September 30, 2001) or 10% compounded yearly.  The total accrued interest of $127,492 at September 30, 2001 was capitalized into deferred development costs-other.

management’s discussion and analysis of financial condition and results of operations

This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties.  The actual results of operations of the Company could differ materially from the Company’s historical results of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

Liquidity and Capital Resources

Cash Flow Analysis

The Company's cash balance decreased $1,110,337 during the first nine months of 2001, leaving a cash balance of $31,531 as of September 30, 2001. The Company sold a land parcel in Big Cottonwood Canyon for $2,000,000 and seven lots of the Star Harbour subdivision during the quarter ended September 30, 2001.  The Company will use a portion of the September 30, 2001 cash balance and expected future real estate sales by the Company’s wholly owned subsidiary, Blue Ledge Corporation (hereinafter “Blue Ledge”), to fund its future operations.  During November 2001, the Company increased from $1,000,000 to $2,000,000 a line of credit as part of the commitment renewal with a local bank to provide for the Company’s additional cash flow needs.  The Company had no outstanding balance at September 30, 2001 on this line of credit.

Real Estate

Blue Ledge continued to have available for sale three lots in the Hidden Meadows subdivision and two lots in the Deer Crest development project during the nine-month period ended September 30, 2001.  During October the company received approval to develop and sell a single ski-in, ski-out lot located adjacent to a local ski resort.  The commerce park component of the Keetley project was listed for sale during October.  The multi-family housing component of the Keetley project was exchanged with no gain or loss recognized for low income housing credits during July.  These credits are necessary for the development of the Bonanza Project.  Blue Ledge made available for sale the total 35 lots of the Star Harbour subdivision the remaining component of the Keetley project during the second quarter of 2001.  Seven Star Harbour lots were sold during September recognizing a profit of $230,876 on gross sales of $684,000.  Blue Ledge sold a land parcel known as Willow Heights for $2,000,000 realizing a profit of $1,900,386 during July.

Blue Ledge completed the sale of twenty-five Star Harbour lots and one Hidden Meadows lot during October 2001.  The three remaining Star Harbour lot sales are expected to close during November 2001.

In July 1999, the Company signed a Letter of Understanding with DMB to pursue a joint venture partnership to develop the Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was formed on June 15, 2000.  Under the terms of the joint venture’s operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties.  The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001.  The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period.  The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

Results of Operations

2001 Compared with 2000

As previously stated under the Liquidity and Capital Resources - Real Estate section, Blue Ledge sold eight properties for a profit of $2,089,403 or 78% of gross sales price during the last three months of the nine-month period ended September 30, 2001.  Blue Ledge’s year 2000 nine month total lot sales amounted to six lots with a profit of $1,962,730 or 67% of the gross sales price and three month total lot sales amounted to three lots with a profit of $1,232,424 or 69% of gross sales price.

The contract services revenues during the three-month and nine-month periods ended September 30, 2001 was $9,907 as compared to $5,215 and $111,255 for the same periods in 2000.  The revenue reduction is due to the cessation of maintenance in the Judge and Spiro tunnels as requested by Park City in the third quarter of 2000.  These are the sites that generated the majority of the Company’s contract services revenue.  The Company currently has no expectation of significant future contract services revenue.

The Company's interest income decreased 77% during the third quarter and 83% for the first nine months of 2001. The decrease when compared to 2000 is the result of smaller 2001 cash balances available for investment and a one time $30,695 interest charge collected from the Company’s ski lease operators during the second quarter of the year 2000.

Royalty and rental revenues increased 42% and 45% during the three-month and nine-month periods ended September 30, 2001 when compared to the same periods in 2000.  The three-month increase is the result of new leases entered into during 2001.  The nine-month increase is primarily due to higher ski lease revenues recorded for the period and to rental revenues for a building leased during the January 2001 film festivals.

Other revenues decreased 80% and 68% for the three-month and nine-month periods ending September 30, 2001 when compared to the same periods in 2000.The nine month decrease is primarily the result of a third quarter 2000 legal settlement of $148,980 and additional nonrecurring receipts of approximately $51,000 during 2000.  The 2001 three month period decrease is the result of the nonrecurring $148,980 settlement received in 2000.

The first nine months of 2001 resulted in lower cost of land, lot sales and selling expense of 32% when compared to 2000.  The decrease includes an 8% reduction due to decreased sales and a 24% reduction due to lower average cost of sales.  The 2001 three month increase of 7% as compared to 2000 includes a 49% increase due to higher sales offset by a 42% reduction due to a lower average cost of sales.

General and administrative expenses increase by 19% and 4% for the three-month and nine-month periods ended September 30, 2001 when compared to the same periods in 2000.  The 13% increase in payroll expenses and 6% legal expenses were responsible for the three-month increase.  The nine-month 4% increase included a 5% increase in payroll, a 4% increase in securities expenses partially offset by a 5% decrease in professional expenses.

Mine maintenance and administrative costs increased 178% and 61% during the three-month and nine-month periods ended September 30, 2001, when compared with the same periods in 2000.  The net 178% change includes an increase of 138% due to fire protection, water and sewer costs on portions of the Wasatch county properties; a 92% increase due to property taxes as a result of a one time $180,000  decrease in 2000 property taxes; offset by a net 52% reduction in various other costs for the three-month period.  The nine-month change includes a 32% increase due to property taxes, a 35% increase due to fire protection, water and sewer costs and a net 6% offsetting reduction in all other costs.

The decrease in depreciation expense of 27% and 29% for the three-month and nine-month periods presented is the result of assets being fully depreciated.

Interest expense decreased 86% and 65% during the three-month and nine-month periods presented over the same periods in 2000.  The decrease is the result of a reduction of interest bearing debt balances that do not relate to projects in which interest is capitalized.

PART II.

OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of November 12, 2001, the Company was made a party to the following legal proceeding.

Sandra Shelton v. Park City Silver Mine Adventure, Inc., United Park City Mines Company, et al.

Civil No. 2:01CV-0530J, United States District Court for the District of Utah

In November, 2001, Park City Silver Mine Adventure, Inc. ("PCSMA") and the Company received notice that Sandra Shelton, a former employee of PCSMA, filed a complaint against PCSMA and the Company alleging violations of the Civil Rights Act of 1964, intentional infliction of emotional distress, negligent employment practices, and violation of the Utah Anti-Discrimination Act.  The complaint seeks compensatory, actual and punitive damages, and attorneys' fees.  Prior complaints initiated by Shelton with respect to the same subject matter have been previously dismissed by the court in which they were filed.  United Park does not believe that there is any merit in the new complaint and intends to vigorously defend itself in the action.  However, there can be no assurance that United Park will be successful in its defense or that an unfavorable ruling will not have a material adverse effect on its business or operations.

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

United Park City Mines Company

(Registrant)

/s/ Hank Rothwell	/s/ Michael R. Salmond
Hank Rothwell President, Chief Executive Officer and Director	Michael R. Salmond Chief Financial Officer

Date: November 14, 2001