Form 10KSB
period 2001-12-31
UNITED PARK CITY MINES CO
filed 2002-04-01
CIK 101424

QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

/X/	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

or

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-3753

UNITED PARK CITY MINES COMPANY
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0219807 (I. R. S. Employer Identification No.)
P. O. Box 1450, Park City, Utah (Address of principal executive offices)	84060 (Zip Code)

Issuer's telephone number, including area code (435) 649-8011

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /.

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

        Issuer's revenues for its most recent fiscal year. $6,021,701

        Based on the closing sales price on March 4, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $14,510,655. For purposes of this computation, voting stock directly held by officers and directors of the registrant and holders of more than 10% of the registrant's capital securities has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

        The number of shares outstanding of the registrant's common stock was 3,249,411 on March 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, is incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check One): Yes / /    No /x/

PART I

Item 1. Description of Business

  General

        United Park City Mines Company, a Delaware corporation formed in 1953, together with its subsidiaries' ("United Park" or "Company") principal business is currently the leasing, development, and sale of real property located in or near Park City, Utah.

        United Park acquired properties in the Park City area upon its formation in 1953. Prior to 1982, United Park's principal business was the mining of lead, zinc, silver, gold, and copper ores from these properties or the leasing of these properties to other mine operators. United Park now conducts no active mining operations and has no agreement to sell or lease its mining properties. The mining properties are maintained on a stand-by basis. United Park has evolved from historical roots as a mining company to a real estate development company capitalizing on its extensive land resources.

        United Park also leases land for skiing to the operators of the Park City Ski Area and the Deer Valley Ski Area.

  Real Estate

        United Park owns the surface estate to more than 8,300 acres of land. Of this land, United Park leases to ski resort operators, including Deer Valley and Park City Mountain Resort, approximately 5,300 acres of its surface estate for skiing. (See "Resort Agreements.") However, United Park has the right to sell certain portions of the leased properties, subject to the lessees' rights of first refusal to purchase the properties. United Park believes that a substantial portion of its land, including land not subject to lease and land which may become unencumbered by the leases in the future, may be suitable for resort, residential, commercial, or industrial development.

        In the third quarter of 1995, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, received approval for the annexation and master plan of a proposed single family lot subdivision, Hidden Meadows, on approximately 258 acres of land adjacent to the Company's Morning Star Estates subdivision. The Hidden Meadows subdivision developed during 1995 is a 45 lot subdivision of which 44 lots have been approved for sale. Blue Ledge sold thirty-eight lots in the Hidden Meadows subdivision from 1995 through 1999. Blue Ledge sold another three lots in 2000 and one lot in the subdivision during 2001. Blue Ledge expects to sell the remaining two approved Hidden Meadows subdivision lots in 2002.

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

        During 1993, the Company initiated work on the design of a real estate development project known as Flagstaff Mountain Resort. The Company requested annexation and master plan approval for the project from Park City during 1994. The Company refined and improved the master plan and vigorously pursued approval for the project during 1995, 1996 and the first half of 1997. As provided by Utah statutes, the Company also pursued its development opportunities for this project in Summit County pursuant to an application, which the Company filed in 1996.

        In the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a 260-unit development in the Bonanza Flats area of Wasatch County and pursued approval for this project known as Bonanza Mountain Resort.

        During the second quarter of 1998, the Company combined its Bonanza Mountain Resort project into the master plan of the Flagstaff Mountain Resort project and pursued the necessary approvals for the two projects with Park City and Wasatch County as one master planned project. The Company received from Park City approval of the parameters by which Park City would annex and approve the master plan for the Company's Flagstaff Mountain Resort project during the third quarter of 1998. The annexation occurred in July of 1999 when an Annexation and Development Agreement was signed with Park City. As currently planned, Flagstaff Mountain Resort will feature a mix of multi-family condominiums and townhouses totaling 470 units, 75,000 square feet of commercial space and 54 single-family home sites. Bonanza Mountain Resort will include 160 single-family home sites, 100 multi family development sites, and a resort golf course. During 2002 the Company will be working with Park City on Flagstaff Mountain Resort infrastructure construction plans. United Park expects to begin construction on the first phase during the summer of 2002. The Company completed the master plan approval for Bonanza Mountain Resort with Wasatch County in January 2002.

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

        In conjunction with another developer, the Company completed a master plan for twelve lots on its properties, which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during 1998 and another lot during 1999. The remaining three approved lots were sold and the associated lot development completed during 2000. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development commencing in 2000. Two of the lots were sold in 2000 and the remaining two lots are currently available for sale. The majority of the four-lot development was completed during 2000 with the remaining development finished during 2001.

        During 1997, the Company received a master plan approval for 354 equivalent residential units (ERUs) on another portion of its property in the vicinity of Keetley, Utah overlooking the Jordanelle Reservoir. The Company received approval on development plans for a portion of this new project. Construction and marketing began on three adjacent components known as the commerce park (39 ERUs), multi-family housing (66 ERUs) and the Star Harbour subdivision (35 ERUs). The commerce park component of the Keetley project was listed for sale during October 2001. The multi-family housing component of the Keetley project was exchanged during July 2001 for low-income housing credits. These credits are necessary for the development of the Company's Wasatch County properties, including the Bonanza Project. The Company made available for sale and sold all 35 lots of the Star Harbour subdivision during 2001. The majority of the Star Harbour development was completed during 2001 with the remaining work to be finished during 2002. The Company expects to obtain final approvals during 2002 for the remaining property included in the 1997 master plan approval.

        Activity associated with various other parcels owned by the Company included the sale of Willow Heights during July 2001 and the Company received approval to develop and sell a single ski-in, ski-out lot located adjacent to a local ski resort during October 2001.

        The Company also owns several other real estate parcels and believes that real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company will continue to pursue development of these properties as the opportunities arise.

        Some of the factors that influence the development of the Company's real estate include competition, cooperative agreements with other parties, governmental approvals, master plans, engineering, installation of utility service, and financing. The Company faces competition in its real estate development activities from developers that have completed and are currently marketing other development projects in the Park City area. The market for developed real estate in the Park City area is also subject to seasonal fluctuations, with most sales occurring during the ski season from December through March and the summer season from June through September of each year. The Company believes that the quantity and variety of its real estate holdings, which may be suitable for resort, residential, industrial or commercial uses, gives the Company a competitive advantage and the ability to adapt to changing market conditions. The Company occasionally sells parcels of land outside of its development areas, as opportunities become available.

        The Board of Directors believes that the current value of the Company's real property is in excess of its book value, and that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the related properties.

        The Salt Lake City metropolitan area, including Park City, hosted the 2002 Winter Olympic Games. The Company believes that the national and international exposure of the Park City area before, during and after the 2002 Winter Olympic Games will favorably impact real estate values within and around the Park City area.

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

        The Company owns several underground mines, most of which are interconnected via underground tunnels and shafts. United Park's mining properties have not been operated since 1982, but are maintained on a stand-by basis. The Ontario Mine serves as United Park's primary facility for its maintenance activities; however, the Company also maintains facilities at several other locations. United Park has three principal shafts and four adits used for ventilation and transportation, as well as numerous drifts, raises, underground workings, and facilities on the surface of its properties. The maintenance activities on a number of these shafts and adits are undertaken to provide that all types of equipment are in adequate condition, that underground transportation and ventilation systems are adequate, and that the Company is in compliance with its governmental permits.

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

The Company discontinued Park City contract work in 2000. Work performed for Park City after 2000 is expected to be minimal.

        The water which is discharged from the Ontario Mine is subject to a Utah Pollutant Discharge Elimination System ("UPDES") permit issued by the Division of Water Quality, Utah Department of Environmental Quality, with oversight by the U. S. Environmental Protection Agency ("EPA"). This permit sets limitations on the concentrations of various metals allowed in the water before the water can be released into the environment. To comply with the UPDES permit, the Company must monitor the concentrations of various metals in the water flowing from the mine and treat the water before it is released. The Company participates in the maintanance and operation of a water treatment facility at its Keetley site for this purpose. The Company received a notice of violation ("NOV") in the spring of 2000 for UPDES permit violations relating mostly to failed equipment. The NOV was settled with the respective agencies in 2001 and the resolution did not have a significant impact on the Company. United Park is in compliance with its environmental and regulatory permits issued by various governmental agencies.

        A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to evaluation by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company submitted written comments opposing the listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company has accrued its best estimate of costs to complete the Focused RI/FS at Richardson Flat (Refer to Item 6. Management's Discussion and Analysis or Plan of Operation under Mine Maintenance).

        The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In such a case, EPA designates the site under the category "No Further Response Action Planned" ("NFRAP") in CERCLIS. A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action. In a recent (undated) letter to the Company received in March 2002, EPA states that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site. In addition, in the same letter, EPA states it has determined that conditions of parcels C-1 through C-7 do not warrant federal superfund involvement. The Company is currently negotiating an Administrative Order on Consent with EPA to perform an environmental evaluation/cost analysis to determine if any action is warranted in Empire Canyon. At this time, United Park is unable to determine, if any, the effect this will have on its results of operations or financial position.

        The Company is also participating in the Upper Silver Creek Watershed Group ("USCWSG"). The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan. To date, the USCWSG has completed its sampling efforts and published findings but has not reached any conclusion nor presented any remediation plans. Management is, at this time, unable to estimate the amount or range of additional work required in connection with the USCWSG study.

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

        In addition, United Park entered into three leases with GPCC. As amended the leases, which together cover the surface of approximately 5,300 acres of land, permit the operation of ski lifts and ski runs on the leased land. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Certain portions of the Company's surface interest in the property subject to the leases may be sold by United Park subject to the lessees' rights of first refusal. Under the extension provisions, the leases require the lessees to pay rent to United Park annually at the greater of $0.50 per acre per year or (a) 1.0% of the first $100,000 of gross lift revenue, plus 0.5% of gross lift revenue in excess of $100,000, annually through the fiscal year ending April, 2011; (b) 2.0% of the first $100,000 of gross lift revenue, plus 1.0% of gross lift revenue in excess of $100,000, annually for fiscal years 2012 through 2031; and (c) 3.0% of the first $100,000 of gross lift revenue, plus 1.5% of gross lift revenue in excess of $100,000, annually for fiscal years 2032 through 2051. The Deer Valley and Park City resort operators paid United Park for the 1999-00 ski season a total of $166,960, and for the 2000-01 ski season, a total of $192,395.

  Employees

        United Park employs a total of sixteen full-time and three part-time employees in its operations. United Park maintains a staff of seven full-time salaried and three part-time employees in the Ontario #3 office. In addition, United Park maintains a staff of nine full-time employees, each of whom is an experienced underground miner, for its mine maintenance operations.

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

        The Company has entered into or is negotiating to enter into agreements to include certain properties owned by third parties in the Company's development plan, whether by purchase, exchange or joint venture. The Company does not anticipate that such agreements or the failure to enter into such agreements will have an adverse impact on the development of the Company's property.

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

Item 3. Legal Proceedings

        As of March 08, 2002, United Park and its subsidiaries were involved in the following material litigation matters:

        In 1994, Charles Frank and Nadine Gillmor filed a complaint against United Park, Blue Ledge and others in the Third District Court, Summit County, Utah. In the complaint, they claimed an interest in a number of properties, including a prescriptive easement over a portion of a lot in the Morning Star Estates Subdivision, a prescriptive easement over another parcel of property owned by Blue Ledge, and title by adverse possession to a parcel of property owned by Blue Ledge. For more information regarding this matter, see United Park's report on form I0-KSB for the period ended December 31, 2000.

        In late 2001, a former employee of Park City Silver Mine Adventure, Inc. ("PCSMA"), a wholly-owned subsidiary of United Park, served a complaint against PCSMA and United Park in the United States District Court for the District of Utah, alleging claims of sexual harassment, wrongful termination, sexual discrimination, negligent employment practices, intentional infliction of emotional distress, and assault and battery. The complaint seeks compensatory and actual damages in an amount to be proven at trial, punitive damages in the amount of $2,000,000, and attorneys' fees in an amount to be determined at trial. The plaintiff had previously filed two cases in the same court against PCSMA and United Park based on the same general factual situation, both of which had been dismissed. In December 2001, PCSMA and United Park moved for dismissal of the new complaint. The motion asked the court to dismiss with prejudice the plaintiff's sexual harassment and wrongful termination claims because the claim was filed after the expiration of the statute of limitations, dismiss with prejudice the plaintiff's sexual discrimination claim on the basis that the exclusive remedy for that claim is through administrative procedures and review to Utah appellate courts, dismiss without prejudice the plaintiff's negligent hiring practices claim on the bases that the court should not exercise supplemental jurisdiction over the claim and the claim is precluded by the Utah Worker's Compensation Act and dismiss without prejudice the plaintiff's action for intentional infliction of emotional distress because it fails to state a claim upon which relief can be granted. The court heard oral argument on the motion to dismiss on January 31, 2002 and granted a 90-day stay in the proceedings so the plaintiff could request reconsideration of the court's dismissal of the plaintiff's complaint in one of the prior cases.

        In July 2001, Summit Water Distribution Company filed a Complaint and Petition for Review of Final Agency Action against Park City Municipal Corporation, United Park and other parties in the Third District Court, Summit County, Utah. The complaint and petition requests judicial review of a May 2001 order by the State Engineer which approved a change of place of use, nature of use, and point of diversion of various water rights to municipal uses within Park City. United Park holds an equitable interest in some of the water rights subject to the change application. United Park was served with a copy of the complaint and petition in February 2002. The complaint and petition seeks declaratory judgment reversing and vacating the State Engineer's decision, a permanent injunction enjoining the diversion and use of certain water rights, an order declaring the listed water rights forfeited for non-use; an order enjoining the transfer of certain water rights to a new source, and an order enjoining approval of the change application. United Park has not yet responded to the complaint. Park City Municipal Corporation and the other defendants to the action will also be defending the State Engineer's decision approving the change application.

        In February 2000, United Park filed an action against Stichting Mayflower Mountain Foods and Stichting Mayflower Recreational Foods in the Fourth District Court, Wasatch County, Utah. The action seeks partition of certain patented mining claims owned by United Park and the Stichting entities as tenants in common. The mining claims consist of approximately 340 acres of high mountain forest and meadowland located in Wasatch and Summit Counties. The court appointed referees to provide a report and recommendation for the partition. The report and recommendations of the referees has been filed with the court, along with comments from the parties, and the parties are now waiting for the court to issue its decision.

        In July 2000, United Park and other parties filed a quiet title action against Stichting Mayflower Mountain Foods and Stichting Mayflower Recreational Foods in the Third District Court, Summit County, Utah, seeking quiet title in favor of the the other plaintiffs in the action to a patented mining claim consisting of approximately five acres in the Flagstaff Mountain area of Summit County. Once clear title is established, the other plaintiffs in the action have agreed to convey a portion of the patented mining claim to United Park. In July 2001, the court granted United Park's motion for summary judgment and quieted title in the mining claims in the name of the other plaintiffs. Stichting has appealed the court's decision to the Utah Supreme Court.

        United Park paid assessed property taxes for 1998 and 1999, under protest, to the Summit County Treasurer and Utah State Tax Commission based on property tax valuations that were significantly in excess of valuations for prior years. United Park filed a refund suit for those taxes in March 2001. That suit has been transferred to a tax court judge, and the taxing authorities have filed a motion to have the case dismissed.

        In 1998, Margit Cook and Roger Cook filed an action against PCSMA in the Third District Court, Summit County, Utah. In the complaint, they alleged Ms. Cook was injured through the negligence of PCSMA. The action was settled in August 2001, and the lawsuit was dismissed with prejudice at that time. Under the terms of the settlement, PCSMA was required to pay amounts to the Cooks but those amounts were covered by insurance.

        United Park is the subject of an Administrative Order on Consent for Remedial Investigation/Feasibility Study with the United States Environmental Protection Agency for the Richardson Flat Tailings Site, located near Park City, Utah.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2001 and subsequent to year-end through the date of this filing.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The common stock of United Park, $.01 par value, is traded on the New York Stock Exchange under the symbol "UPK." As of March 4, 2002, United Park had 3,249,411 outstanding shares of common stock held by approximately 987 stockholders of record. The following table sets forth the high and low sales price for United Park's common stock during the last two years, as reported in the consolidated transaction reporting system.

	2001		2000
	High	Low	High	Low
First Quarter	$22.6300	$20.0000	$28.0000	$24.5000
Second Quarter	$20.1500	$19.0500	$24.7500	$21.8750
Third Quarter	$19.4500	$18.7000	$22.2500	$15.2500
Fourth Quarter	$19.4500	$19.3000	$21.7500	$13.0000

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

  Critical Accounting Policies and Estimates

        The discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. These estimates and assumptions affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and judgments. Actual results could differ from these estimates. The Company believes that the following accounting policies are the most critical because they have the greatest impact on the Company's financial condition and results of operations.

  Closure and Reclamation

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

        United Park estimates future reclamation and mine closure costs mainly on the basis of legal and regulatory requirements. At various times we review the adequacy of our closure and reclamation accruals based on our current estimates of future costs. In the event that actual costs differ from those estimates, our results of operations and financial condition will be affected. Because no mining activity has occurred since 1982 or no known legal and regulatory requirements exist, no liability has been recorded for closure and reclamation costs.

  Environmental Remediation Costs

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Those accrued costs of future expenditures are not discounted to their present value.

  Capitalization of Development Costs

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

        All direct and indirect costs relating to the Company's real estate projects are capitalized as incurred. Included in capitalized costs are certain amounts that are also classified as accrued development costs, which represents known or estimated amounts that do not necessarily have a determined payment date.

        The Company believes that it has no current requirements to incur reclamation or remediation costs on any of its real estate properties. However, should the Company pursue development of certain land parcels in the future, it could incur material environmental costs related to preparing those parcels of land for development.

        Management believes that the recorded costs associated with land and real estate development on the balance sheet will be recoverable through the sale and development of the real estate.

  Revenue Recognition

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

  Deferred Tax Asset and Tax Valuation Allowance

        When the Company incurs a net operating loss, a deferred tax asset is recorded to offset future tax expense. When the Company believes that they may not be able to use the deferred tax asset, a valuation allowance is recorded against that deferred tax asset. Recording a deferred tax asset decreases income tax expense and recording a valuation allowance increases income tax expense in the period recorded. Principally due to past net operating losses, the Company has recorded a net deferred tax asset of approximately $6.9 million as of December 31, 2001. The Company has also recorded a valuation allowance offsetting this asset. For future periods, if the Company determines that all or a portion of the Company's deferred tax asset can be utilized, the Company will record an adjustment to the valuation allowance which will decrease the income tax expense in that period.

  Liquidity and Capital Resources

  Cash Flow

        The Company's Consolidated Statements of Cash Flows reflect that $1,119,722 in net cash and cash equivalents was used during 2001, leaving a cash balance of $22,146 as of December 31, 2001. The Company will use a portion of the December 31, 2001 cash balance along with a portion of the expected proceeds from future real estate sales by Blue Ledge and bank financing to fund its future operations. During November 2001, the Company obtained a $2,000,000 line-of-credit with a local bank to provide funding for cash flow needs when required.

        The Company's 2001 net cash decrease of $1,119,722 was primarily the result of expenditures for deferred real estate development costs partially offset by bank financing and accrued liabilities. The major uses of cash included capital expenditures of $96,893 and a net increase of deferred real estate development costs of $4,453,185. The Company used $588,369 of the $2,000,000 bank line-of-credit, funding arrangement with a local ski resort to jointly develop connecting properties amounting to $1,442,085 and accrued real estate development costs of $744,292 as the major funding sources. The Company expects to begin construction during the summer of the first phase of the Flagstaff Mountain Resort using bank financing to fund the work. The Company will continue to develop other projects as funding allows.

        The Company's 2000 net cash increase of $106,023 was primarily the result of operations and cash provided by the joint venture partnership with DMB. The major uses of cash included capital expenditures of $140,471 and expenditures for deferred real estate development costs of $3,648,539. The joint venture partnership, which the Company entered into in 2000 and terminated in January 2001, provided funding of $2,445,030 for the Flagstaff Mountain and Bonanza Mountain Resorts.

  Real Estate Development

        Management's plans and activities in real estate constitute the major components in the overall plans for the Company's future. (Refer to "Item 1. Description of Business" for the complete background on real estate development.)

        As currently planned, Flagstaff Mountain Resort will feature a village concept with a mix of multi-family uses of condominiums and townhouses totaling 470 units, 75,000 square feet of commercial space and 54 single-family dwellings. Bonanza Mountain Resort will include 160 single-family home sites, 100 multi family development sites, and a resort golf course. During 2002 the Company will be working with Park City on Flagstaff Mountain Resort infrastructure construction plans and expect to begin construction on the first phase during the summer. The Company completed the master plan approval for Bonanza Mountain Resort with Wasatch County in January 2002.

        In July 1999, the Company signed a Letter of Understanding with DMB to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

        In conjunction with another developer, the Company completed a master plan for twelve lots on its properties which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during 1998 and another lot during 1999. The remaining three approved lots were sold and the associated lot development completed during 2000. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development commencing in 2000. Two of the lots were sold in 2000 and the remaining two lots are currently available for sale. The majority of the four-lot development was completed during 2000 with the remaining development finished during 2001.

        During 1997, the Company received a master plan approval for 354 equivalent residential units (ERUs) on another portion of its property in the vicinity of Keetley, Utah overlooking the Jordanelle Reservoir. The Company received approval on development plans for a portion of this new project. Construction and marketing began on three adjacent components known as the commerce park (39 ERUs), multi-family housing (66 ERUs) and the Star Harbour subdivision (35 ERUs). The commerce park component of the Keetley project was listed for sale during October 2001. The multi-family housing component of the Keetley project was exchanged during July 2001, for low income housing credits. These credits are necessary for the development of the Bonanza Project. The Company made available for sale and sold all 35 lots of the Star Harbour subdivision during 2001. The Company expects to obtain final approvals during 2002 for the remaining property included in the 1997 master plan approval.

        Activity associated with various other parcels owned by the Company included the sale of Willow Heights during July 2001 and the Company received approval to develop and sell a single ski-in, ski-out lot located adjacent to a local ski resort during October 2001.

        The Company also owns several other real estate parcels and believes that real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company will continue to pursue development of these properties as the opportunities arise.

  Mine Maintenance

        The Company incurs direct costs associated with maintaining and holding the Company's mining properties. These costs include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various regulations. The Company's expenditures in 2001 for regular mine maintenance was $1,881,716. The Company expended $1,497,939 for regular mine maintenance during 2000. The Company anticipates similar regular mine maintenance costs for 2002.

        In 1991, the Company entered into an agreement with Park City to perform tunnel maintenance work in the Spiro Tunnel and the Judge Tunnel, which tunnels supply some of Park City's culinary water. This contract provided revenue of $10,422 during 2001 and $111,255 during 2000. The reduction of contract revenues is due to the discontinuance of Park City tunnel maintenance during 2000. The Company does not anticipate any contract work on behalf of Park City during 2002.

        The water which is discharged from the Ontario Mine is subject to a Utah Pollutant Discharge Elimination System ("UPDES") permit issued by the Division of Water Quality, Utah Department of Environmental Quality, with oversight by the U. S. Environmental Protection Agency ("EPA"). This permit sets limitations on the concentrations of various metals allowed in the water before the water can be released into the environment. To comply with the UPDES permit, the Company must monitor the concentrations of various metals in the water flowing from the mine and treat the water before it is released. The Company participates in the maintanance and operation of a water treatment facility at its Keetley site for this purpose. The Company received a notice of violation ("NOV") in the spring of 2000 for UPDES permit violations relating mostly to failed equipment. The NOV was settled with the respective agencies in 2001 and the resolution did not have a significant impact on the Company. United Park is in compliance with its environmental and regulatory permits issued by various governmental agencies.

        A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitors under its UPDES permit, has been subject to evaluation by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company submitted written comments opposing the listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site.

        The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate. Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site. Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat.

        Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat which was expected to be incurred over the following three years. The accrued balance as of December 31, 2001 was $274,677. The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS. On December 4, 2001 the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the "December Letter"). In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable. Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demand. A demand of this nature is typical at this type of site, and United Park anticipates that a significant amount of the demand will be paid by the other potentially responsible parties. Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 1999. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. Management believes, if the development of the recreation complex takes place, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

        The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In such a case, EPA designates the site under the category "No Further Response Action Planned" ("NFRAP") in CERCLIS. A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action. In a recent (undated) letter to the Company, EPA states that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site. In addition, in the same letter, EPA states it has determined that conditions of parcels C-1 through C-7 do not warrant federal superfund involvement. The Company is currently negotiating an Administrative Order on Concent with EPA to perform an environmental evaluation/cost analysis to determine if any action is warranted in Empire Canyon. At this time, United Park is unable to determine, if any, the effect this will have on its results of operations or financial position.

        The Company is also participating in the Upper Silver Creek Watershed Group ("USCWSG"). The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan. To date the USCWSG has completed its sampling efforts and published findings but has not reached any conclusions nor presented any remediation plans. Management is, at this time, unable to estimate the amount or range of additional work required in connection with the USCWSG study.

        The United States Department of Interior, Bureau of Reclamation ("BOR") began construction of the Jordanelle Dam in 1987 and began filling the Jordanelle Reservoir in 1993. The reservoir was filled ahead of schedule in 1996. Since 1979, the Company has continually provided BOR and other government agencies with oral and written comments concerning the impact of the Jordanelle Dam on the Company's mining properties. The Company has established a system to monitor water flows in its mines. This monitoring system is currently providing data, which is being analyzed. The Company intends to continue to pursue the administrative and legal remedies currently available to it and such other appropriate remedies in the future as may be necessary to protect the Company's property rights.

  Results of Operations

  2001 Compared with 2000

        The Company earned net income of $235,905 for 2001 and $882,348 for 2000. The lower net income for 2001 is primarily the result of lower real estate profit (real estate sales less cost of real estate sales and selling expenses), higher water treatment costs of $323,591 and higher than normal mine maintenance and mine administrative costs.

        Real estate sales in 2001 included the Willow Heights parcel, one Hidden Meadows lot and thirty five Star Harbour lots for revenues of $5,570,500, which is an increase of 15% over 2000 revenues. 2000 lot sales included the sale of three Hidden Meadows lots and five Deer Crest lots.

        Contract services revenues for 2001 were down 85% as compared to 2000 or $16,434 from $111,255. The decrease is due to the cessation of maintenance in the Judge and Spiro tunnels as requested by Park City during 2000. These are the sites that generate the majority of the contract services revenue.

        Interest income decreased $87,093 or 86% during 2001 as compared to 2000. Lower 2001 cash balances available for investment, lower 2001 interest rates and interest collected of $30,695 in 2000 from the Company's ski lease operators contributed to the decrease.

        2001 Royalties and rentals increased $88,181 or 42% as compared to 2000. The major causes include the Ski Lease rental increase of $26,000, building rental of about $30,000 and communication tower lease income of $20,000.

        Other revenues decreased $191,817 or 61% as compared to 2000. The decrease is primarily the result of a third quarter 2000 legal settlement of $148,980 and additional nonrecurring receipts of approximately $51,000 during 2000.

        Cost of real estate sales and selling expense increased $1,005,916 or 63% during 2001 when compared to 2000. The increase includes a 15% increase due to greater sales and a 48% increase due to greater average cost of sales. The 2001 average cost of sales when compared to sales price was greater than 2000 primarily due to the development and sales of the Star Harbour project which although very profitable did not have the higher average margin size of the properties sold in 2000.

        General and administrative costs increased 8% to $1,225,996 during 2001. The increase over 2000 includes a 5% payroll expense increase and a net increase of 3% due to various increases and decreases in other costs.

        Mine maintenance and mine administrative costs increased 26% to $1,881,716 during 2001 as compared to $1,497,939 in 2000. The 22% utility expense increase and 8% higher property taxes are the major reasons for the cost increase in 2001. The 2000 lower property taxes were benefited by a one time payment for prior year taxes collected from ski lease operators. The 2001 utility expense increase was to a large extent because of payments associated with a culinary water plant serving our Wasatch county properties.

        The decrease in depreciation expense of 25% is the result of assets being fully depreciated.

        The decrease of $26,820 or 58% in interest expense for 2001 over the expense of $46,580 in 2000 is due primarily to lower interest expense in property taxes.

  Outlook

        The Company believes that its existing capital resources and anticipated cash flows from operations will provide sufficient funds to meet the Company's anticipated capital and operating requirements for 2002.

        United Park expects to receive cash from ski lease revenue of about $160,000 during 2002. In March 2002, the Company sold one of its Hidden Meadows lots for net cash proceeds of $182,000 and anticipates to sell the remaining approved lot, for net cash proceeds of approximately $150,000. As the development of the Hidden Meadows subdivision is substantially complete, the Company does not expect to incur any substantial additional costs with this subdivision. United Park, however, intends to obtain bank financing to facilitiate the marketing and sale of ten Flagstaff lots as part of the first Phase of the Flagstaff Mountain Resort. The Flagstaff lot sales would provide cash of approximately $5,000,000 after payment of the required amounts under the projected Flagstaff bank financing. The cost of the development of these lots will be provided by the projected bank funding, which United Park is currently negotiating and believes will be at commerically reasonable terms. If the sale of those lots does not occur as anticipated the Company has various other parcels of real estate that management believes could be marketed or used as collateral for borrowings to provide the cash flows necessary to fund its on-going operations and development costs in 2002.

        United Park expects the level of year 2002 expenditures on Flagstaff Mountain Resort development costs to be funded by new Flagstaff bank financing. Other projects the Company will be working on include the Pioche project, the 7.2b project, the Bonanza Mountain Resort and completion of the Star Harbour and Commerce Park projects. Bank financing of $365,000 is available to fund development of the 7.2b project with $3,655 drawn as of December 31, 2001. The Bonanza Mountain Resort and the Pioche projects are in the planning and approval stages. The Company normally obtains bank financing to pay for the development costs to complete the project after the project has received final approval. Amounts spent beyond bank financing on real estate development costs on these and other projects will be managed based on cash availability (Refer to Item 1. Description of Business—Real Estate).

        The Company uses the $2,000,000 revolving line-of-credit to provide funding for operations and real estate development during periods when cash is required. The amount drawn against the line at December 31, 2001 was $515,630. United Park expects to pay the line down during the year from real estate sale proceeds. The Company also has a loan of $250,000 for the purpose of paying development costs accrued as a liability of about $280,000 for the Deer Crest development when final payments are required.

        On February 22, 2002, United Park reported that it had entered into a stock purchase agreement with Capital Growth Partners, LLC and several of United Park's largest shareholders. Under the agreement, the buyer agreed to acquire approximately 56% of United Park's outstanding shares from those shareholders and agreed, subject to the consummation of that purchase, to initiate an unconditional tender offer for the purchase of United Park's other outstanding shares. The closing of the purchase agreement is conditioned on, among other matters, the buyer satisfactorily completing its due diligence review of United Park and its properties.

  Impact of Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combination" ("SFAS No. 141"), SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143"). The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002, did not have any material impact on the results of operations or financial position of United Park.

        SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. United Park plans to adopt the statement effective January 1, 2003. At this time, the Company has not completed its assessment of the effect of the adoption of this Statement on either its financial position or results of operations.

        In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. United Park adopted SFAS No. 144 effective January 1, 2002, and does not anticipate any material impact on the results of operations or financial position of the Company.

  Quantitative and Qualitative Disclosures about Market Risk

        United Park is generally not subject to any foreign currency risks, and it is, in management's opinion, subject to only minimal interest rate risk. United Park's interest rate risk generally arises from its variable interest rate loans with commercial lending institutions, interest-bearing agreements and from fluctuations in interest earnings arising from United Park's investment portfolio. United Park currently has only three (3) variable interest rate commercial loans and one (1) variable interest rate debt with DMB, but the interest rate associated with the DMB debt is capped at 10%. The commercial loans are based on the prime interest rate with either no or .5% interest added to the prime rate. With respect to market risk arising from United Park's investment portfolio, United Park's management has taken measures, which it believes minimizes fluctuations in interest rates. United Park places its investments with high quality issuers. United Park does not use derivative financial investments in its financial portfolio.

        Based on the actions of the Federal Reserve Board in March 2002, management is of the opinion that both interest rates and inflation will be stable for the remainder of 2002. If interest rates were to experience a hypothetical 10% increase, management believes that no material adverse impact would occur on United Park's ability to obtain the required funding to proceed with its current development plans. Also, if interest and inflation experienced a hypothetical increase of 10%, management's opinion is that its ability to market and sale the real estate projects currently being planned and developed would not be materially and adversely impaired.

Intentionally left blank.

Item 7. Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of
United Park City Mines Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Park City Mines Company and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Salt Lake City, Utah
March 1, 2002

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2001

ASSETS

Cash and cash equivalents	$22,146
Accounts receivable	75,037
Prepaid expenses	129,842
Inventories	21,870
Other	55,206

304,101

Real estate:
Hidden Meadows development	230,718
Deer Crest development	316,916
Keetley development	1,150,839
Deferred development costs—other	9,536,554

11,235,027

Property and equipment:
Mine shaft, buildings and equipment	3,144,511
Construction-in-progress	271,117
Resort facilities	58,077
Less accumulated depreciation	(2,888,445)

585,260
Land less accumulated depletion of $1,062,190	13,546,310
Water rights	400,000

14,531,570

Total assets	$26,070,698

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$751,602
Accrued liabilities	193,496
Bank notes payable	588,369

1,533,467
Accrued development costs	2,465,495
Joint venture termination reimbursement accrual	2,604,307
Accrued remediation costs	274,677

Total liabilities	6,877,946

Commitments and contingencies (Notes 3, 7 and 8)
Stockholders' equity:
Capital stock, $.01 par value: Authorized: 3,750,000 shares Issued: 3,249,411 shares	32,494
Capital in excess of par value	41,982,640
Accumulated deficit	(22,638,598)

19,376,536
Less cost of treasury stock: 1,294 shares	(183,784)

Total stockholders' equity	19,192,752

Total liabilities and stockholders' equity	$26,070,698

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2001 and 2000

	2001	2000
Revenues:
Real estate sales	$5,570,500	$4,845,000
Contract services	16,434	111,255
Interest	14,642	101,735
Royalties and rentals	297,081	208,900
Other	123,044	314,861

	6,021,701	5,581,751

Expenses:
Cost of real estate sales and selling expense	2,606,780	1,600,864
General and administrative costs	1,225,996	1,138,135
Mine maintenance and administrative costs	1,881,716	1,497,939
Contract services costs	12,224	80,287
Depreciation	39,320	52,542
Interest	19,760	46,580

	5,785,796	4,416,347

Income before income taxes	235,905	1,165,404
Income tax provision	—	(283,056)

Net income	$235,905	$882,348

Net income per share:
Basic	$0.07	$0.27

Diluted	$0.07	$0.26

Weighted average shares outstanding:
Basic	3,249,411	3,249,411

Diluted	3,350,244	3,335,244

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the years ended December 31, 2001 and 2000

	Capital Stock				Treasury Stock
Description			Capital in Excess of Par Value	Total Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 1999	3,249,411	$32,494	$41,982,640	$(23,756,851)	1,294	$(183,784)	$18,074,499
Net income				882,348			882,348

Balance at December 31, 2000	3,249,411	32,494	41,982,640	(22,874,503)	1,294	(183,784)	18,956,847
Net income				235,905			235,905

Balance at December 31, 2001	3,249,411	$32,494	$41,982,640	$(22,638,598)	1,294	$(183,784)	$19,192,752

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income	$235,905	$882,348

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	39,320	52,542
Deferred income taxes	—	270,068
Increase (decrease) from changes in:
Accounts receivable	76,758	(73,556)
Prepaid expenses, inventories and other assets	(4,242)	39,095
Deferred real estate development costs	(4,453,185)	(2,714,696)
Accounts payable and accrued liabilities	474,699	(329,711)
Other	(53,920)	(48,175)
Accrued development costs	2,143,830	(150,768)
Joint venture termination reimbursement accrual	159,277	2,445,030
Accrued remediation costs	(229,640)	(125,683)

Total adjustments	(1,847,103)	(635,854)

Net cash provided by (used in) operating activities	(1,611,198)	246,494

Cash flows from investing activities:
Construction-in-progress	2,166	(11,970)
Capital expenditures	(99,059)	(128,501)

Net cash used in investing activities	(96,893)	(140,471)

Cash flows from financing activities:
Proceeds from bank notes payable	3,603,022	274,963
Principal payments on bank notes payable	(3,014,653)	(274,963)

Net cash used in financing activities	588,369	—

Net increase (decrease) in cash and cash equivalents	(1,119,722)	106,023
Cash and cash equivalents-beginning of period	1,141,868	1,035,845

Cash and cash equivalents-end of period	$22,146	$1,141,868

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for interest ($191,776 interest was capitalized during 2001 and no interest was capitalized during 2000)	$211,536	$46,580

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The Company believes that cash and cash equivalents at December 31, 2001 plus cash flows from the sale of lots in the Flagstaff Mountain Resort Phase I, the Hidden Meadows subdivision, the Deer Crest project and a few selected parcels will be sufficient to fund its on-going operations in 2002. If the sale of those lots and parcels does not occur as anticipated the Company has various other parcels of real estate that management believes could be used as collateral for borrowings to provide the cash flows necessary to fund its on-going operations and development costs in 2002.

  B. Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with one financial institution located in Salt Lake City, Utah and one located in Wilmington, Delaware.

  C. Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are provided using the difference between the financial statement and tax bases of assets and liabilities based on applicable future tax rates.

  D. Property and Equipment

        Property and equipment is recorded at cost.

        Depreciation for assets has been computed on the straight-line method of depreciation over the following useful lives:

Mine equipment	10 years
Buildings	25 years
Automobiles, equipment and furniture	3-5 years
Real property and related improvements	5 years

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

  G. Real Estate

        All direct and indirect costs relating to the Company's real estate projects are capitalized as incurred. Associated with the capitalized costs, the Company has recorded costs as "accrued development costs", a liability, which represents known or estimated amounts that do not have a determined payment date. These amounts are recorded to more accurately reflect the position of the real estate projects.

        In July 1999, the Company signed a Letter of Understanding with DMB to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

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

  H. Net Income Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of capital shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of capital shares and the effect of dilutive unexercised stock options. Capital stock options to purchase 100,833 shares at an average price of $16.207 per share were outstanding during 2001 and were included in the computation of diluted net income per share. For the year ended December 31, 2000, outstanding stock options of 85,833 shares at an average price of $15.658 per share were included in the computation of net income per share.

        The following table provides a reconciliation of both net income and the number of shares used in the computations of "basic" earnngs per share ("EPS"), which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

	Year Ended December 31,
	2001	2000
Net income (Numerator)	$235,905	$882,348
Shares (Denominator):
Basic weighted average shares outstanding	3,249,411	3,249,411
Add: Dilutive effect of stock options and warrants	100,833	85,833

Diluted weighted average shares outstanding	3,350,244	3,335,244

Net income per share:
Basic	$0.07	$0.27
Diluted	$0.07	$0.26

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

        In 1996, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on fair market value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 9 for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

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

        From time to time the Company performs underground tunnel maintenance and repair services for other entities.

3. Bank Financing:

        In May 2000, the Company received an additional financing commitment from the same local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2001). During October 2000 two of the lots collateralizing the note were sold. Upon sale of the lots the outstanding balance was paid and the commitment was reduced to $250,000. The collateral was reduced from four to two Deer Crest lots with related improvements. The Company renewed the loan during 2001 with a termination date of August 1, 2002. The Company had not drawn any funds against the $250,000 loan commitment at December 31, 2001.

        During October 2000 the Company secured a $1,000,000 revolving line-of-credit. Upon renewal in 2001 the line was increased to $2,000,000. The purpose of this financing is to supplement cash flow needs of the Company. Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2001). The maturity date is October 1, 2002. The Company had drawn $515,630 against the loan at December 31, 2001.

        During December 2001, the Company obtained a financing commitment from a local bank totaling $365,000, for the purpose of installing improvements to a single residential lot known as 7.2b. Interest on the outstanding borrowings is paid monthly at the bank's prime lending rate. The intial loan term ends December 1, 2002. The Company had drawn $3,655 against the loan at December 31, 2001.

        The Company financed the purchase of one vehicle in October for $32,695 and another vehicle in December for $37,297. Each installment contract has 36 equal monthly payments at 0% interest rate. The monthly installment total is $1,944. The December 31, 2001 outstanding balance for the contracts is $69,084. Future principal payments as of December 31, 2001 are as follows:

Year	Vehicle Financing	Revolving Line-of-Credit	Improvements Loan	Total Debt Payments
2002	$23,331	$515,630	$3,655	$542,616
2003	23,331	—	—	23,331
2004	22,423	—	—	22,423
2005	—	—	—	—
2006	—	—	—	—

Total	$69,084	$515,630	$3,655	$588,369

4. Ski Leases:

        The Company has leased certain surface rights representing approximately 5,273 acres to Greater Park City Company for use in its resort operations. Greater Park City Company has assigned some of its rights in a separate lease to Deer Valley Resort Company. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Annual rentals are calculated as a percent of Gross Ski Revenue as defined by the lease agreement and subsequent amendments thereto, but not less than a minimum annual rental fee of fifty cents per acre leased. Greater Park City Company and Deer Valley Resort Company paid United Park for the 1999-00 ski season, a total of $166,960 and for the 2000-01 ski season, a total of $167,395.

5. Income Taxes:

        The income tax provision for the years ended December 31, 2001 and 2000 consists of the following:

	2001	2000
Continued Operations:
Current tax provision	$—	$12,988
Deferred tax provision	—	270,068

Total income tax provision	$—	$283,056

        The reported provision for income taxes varies from the amount that would be provided by applying the statutory U. S. Federal income tax rate to income before taxes for the following reasons.

	2001	2000
Federal statutory tax provision	$80,208	$396,238
Increase (reduction) in taxes resulting from:
State income taxes (net of federal benefit)	7,785	38,458
Alternative minimum tax	—	12,688
Change in valuation allowance	(191,461)	(160,095)
Expiration of Federal NOL	91,837	—
Other	11,631	(4,233)

Income tax provision	$—	$283,056

        As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,330,629 and $8,070,851 respectively, which will expire between 2002 and 2019 if not used to reduce future taxable income.

        The components of the net deferred tax asset and liability as of December 31, 2001 are as follows:

Deferred tax assets:
Tax net operating loss carry forwards	$6,838,752
Tax credit carry forwards	21,813
Accrued remediation costs	102,455
Other	8,669
Valuation allowance	(6,936,974)

Total deferred tax asset	34,715
Deferred tax liability:
Excess tax depreciation and amortization	(34,715)

Net deferred tax asset	$—

        The valuation allowance at December 31, 2001 has been provided to reduce the total deferred tax asset to the amount which is considered more likely than not to be realized. The net decrease in the valuation allowance for the year ended December 31, 2001 was $191,461. The change in the valuation allowance is due to a revised estimate of the expected future utilization of federal net operating loss carryforwards and the expiration of federal and state net operating loss carryforwards.

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

Maintenance, and Real Estate. The segment data here presented does not include intersegment revenues or charges for corporate overhead costs.

	Mine Maint.	Real Estate	Other	Total
December 31, 2001:
Revenue	$117,454	$5,875,825	$28,422	$6,021,701
Operating income (loss)(1)	(1,931,967)	2,969,568	(801,696)	235,905
Identifiable assets	514,101	24,874,860	681,737	26,070,698
Depreciation	21,557	3,270	14,493	39,320
Capital expenditures, including deferred real estate development costs	36,347	6,762,913	7,555	6,806,815
	Mine Maint.	Real Estate	Other	Total
December 31, 2000:
Revenue	$207,550	$5,139,392	$234,809	$5,581,751
Operating income (loss)(1)	(1,494,213)	3,275,849	(616,232)	1,165,404
Identifiable assets	575,539	20,836,113	1,286,606	22,698,258
Depreciation	34,536	3,721	14,285	52,542
Capital expenditures, including deferred real estate development costs	29,312	2,723	3,756,975	3,789,010

(1)
Earnings (loss) before taxes

        All of the segment revenues are derived from within the United States and all segment assets are located in the United States. The Real Estate segment had two customers in 2001 with revenues of $3,658,400 and three customers in 2000 with total revenues of $4,420,000, which exceeded 10% of the Company's total revenues. The real estate sales are one-time sales to various customers and are not expected to recur to those customers due to the nature of real estate transactions.

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

        Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat which was expected to be incurred over the following three years. The accrued balance as of December 31, 2001 was $274,677. The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS. On December 4, 2001 the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the "December Letter"). In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable. Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demand. A demand of this nature is typical at this type of site, and United Park anticipates that a significant amount of the demand will be paid by the other potentially responsible parties. Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 1999. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. Management believes, if the development of the recreation complex takes place, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

  Other

        The Company is participating in the Upper Silver Creek Watershed Group ("USCWSG"). The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan. To date the USCWSG has completed its sampling efforts and published findings but has not reached any conclusions nor presented any remediation plans. Management is, at this time, unable to estimate the amount or range of additional work required in connection with the USCWSG study.

        The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In such a case, EPA designates the site under the category "No Further Response Action Planned" ("NFRAP") in CERCLIS. A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action. In a recent (undated) letter to the Company, EPA states that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site. In addition, in the same letter, EPA states it has determined that conditions of parcels C-1 through C-7 do not warrant federal superfund involvement. The Company is currently negotiating an Administrative Order on Consent with EPA to perform an environmental evaluation/cost analysis to determine if any action is warranted in Empire Canyon. At this time, United Park is unable to determine, if any, the effect this will have on its results of operations or financial position.

8. Retirement Savings Plan:

        The Company has a contributory 401(k) Retirement Savings Plan covering all employees who have completed three months of continuous service and have attained the age of 21. Under the provisions of the Plan, the Company contributes $0.50 for each dollar contributed by eligible employees up to a limit of $1,000 per employee per year. Company contributions are 100% vested after six years of continuous service. Total Company contribution and administrative expense for the plan in 2001 and 2000 was $24,268 and $25,506, respectively.

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

        No options may be granted under the Plan after June 10, 2003. Options granted under the Plan generally vest immediately and are exercisable in such installments and for such periods as specified by the Board of Directors at the time of grant, but may not be exercisable more than ten years after the date of grant (five years for shareholders owning 10% or more of the Company's outstanding stock). At December 31, 2001, a total of 20,000 shares were available for grants of additional options under the plan.

        The option price with respect to each option will be determined by the Board of Directors of the Company, but shall not be less than 100% of the fair market value of the common stock of the Company at the time the option is granted (110% for a shareholder owning 10% or more of the Company's outstanding stock).

        The Plan provides that new stock options can be granted under the Plan to holders of existing options in exchange for cancellation of the existing options, at the sole discretion of the Board of Directors.

        Presented below is a summary of stock option plan activity for the years shown:

	Option	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
Balance, December 31, 1999	55,833	$15.539	55,833	$15.539
Granted	30,000	15.880	30,000	15.880
Exercised	—	—
Cancelled	—	—

Balance, December 31, 2000	85,833	$15.658	85,833	$15.658
Granted	15,000	19.350	15,000	19.350
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance, December 31, 2001	100,833	$16.207	100,833	$16.207

        The following table summarizes information for options outstanding and exercisable at December 31, 2001:

		Options Outstanding and Exercisable
Range of Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$6.874	33,333	3	$6.874
$28.375	22,500	7	$28.375
$15.880	30,000	9	$15.880
$19.350	15,000	10	$19.350

$6.874 - $28.375	100,833	7	$16.207

  Pro Forma Fair Value Disclosures

        Had compensation expense for the Company's stock options been recognized based on fair market value on the grant date under the methodology prescribed by SFAS 123, the Company's income from continuing operations and earnings per share for the two years ended December 31, would have been impacted as shown in the following table.

	2001	2000
Reported income	$235,905	$882,348
Pro forma income	$120,855	$627,048
Reported diluted earnings	$0.07	$0.27
Pro forma diluted earnings	$0.04	$0.19

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000
Expected life of option	10 years	10 years
Risk-free interest rate	5.00%	5.75%
Expected volatility of United Park City Mines Company stock	8.6%	28.1%
Expected dividend yield on United Park City Mines Company stock	0.0%	0.0%

        The weighted average fair value of options granted during 2001 and 2000 is as follows:

	2001	2000
Fair value of each option granted	$7.67	$8.51
Total number of options granted	15,000	30,000
Total fair value of all options granted	$115,050	$255,300

10. Subsequent Events:

        On February 22, 2002, United Park reported that it had entered into a stock purchase agreement with Capital Growth Partners, LLC and several of United Park's largest shareholders. Under the agreement, the buyer agreed to acquire approximately 56% of United Park's outstanding shares from those shareholders and agreed, subject to the consummation of that purchase, to initiate an unconditional tender offer for the purchase of United Park's other outstanding shares. The closing of the purchase agreement is conditioned on, among other matters, the buyer satisfactorily completing its due diligence review of United Park and its properties.

11. Financial Statement Presentation:

        Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation. These reclassifications have no effect on net income, total assets, total liabilities or stockholders' equity.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on June 4, 2002, under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)," and is incorporated by reference into this Annual Report.

Item 10. Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on June 4, 2002, under the caption "Executive Compensation" and is incorporated by reference into this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on June 4, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)," and is incorporated by reference into this Annual Report.

Item 12. Certain Relationships and Related Transactions

        Not Applicable

Item 13. Exhibits and Reports on Form 8-K

        (a)  The following exhibits are filed with this Form 10-KSB pursuant to Item 601 of Regulation S-B:

Reg. S-B Reference Number	Document
3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment of Restated Certificate of Incorporation(1)
3.2	Amendment to Restated Certificate of Incorporation filed in Delaware on December 19, 1990(2)
3.3	Amendment to Restated Certificate of Incorporation filed in Delaware on September 8, 1993(5)
3.4	Amendment to Restated Certificate of Incorporation filed in Delaware on August 25, 1995(7)
3.5	Bylaws(1)
10.1	Purchase Agreement dated January 1, 1971 between United Park City Mines Company and Greater Park City Company (formerly Treasure Mountain Resort Company), as amended by First Amendment to Purchase Agreement dated June 11, 1971, Second Amendment to Purchase Agreement dated March 30, 1972, Third Amendment to Purchase Agreement dated April 2, 1975, and Fourth Amendment to Purchase Agreement dated July 1, 1975(1)

10.2	Memorandum of Agreement dated June 23, 1975 among United Park City Mines Company, Greater Park City Company, Unionamerica, Inc., Royal Street Corporation, Morgan Guaranty Trust Company of New York as Trustee, The Fidelity Bank as Trustee, and Alpine Meadows of Tahoe, Inc.(1)
10.3	Substituted Escrow Agreement dated October 11, 1975 among United Park City Mines Company, Greater Park City Company, Royal Street Land Company, Greater Properties, Inc., Park Properties, Inc., and First Security Bank of Utah, as trustee and escrow agent, as amended by Amendment to Substituted Escrow Agreement dated October 1, 1979(1)
10.4	Acquisition Agreement dated October 11, 1975 between Greater Park City Company and Royal Street Land Company(1)
10.5	Resort Area Lease dated January 1, 1971 between United Park City Mines Company and Greater Park City Company, as amended by Amendment to Resort Area Lease dated May 1, 1975 and Second Amendment to Resort Area Lease dated June 19, 1980, and Third Amendment to Resort Area Lease dated December 12, 1980(1)
10.6	Crescent Ridge Lease dated January 1, 1971 between United Park City Mines Company and Greater Park City Company, as amended by Crescent Ridge Lease dated May 1, 1975(1)
10.7	Deer Valley Lease dated January 1, 1971 between United Park City Mines Company and Greater Park City Company, as amended by Deer Valley Lease dated May 1, 1975, and Amendment to Deer Valley Lease dated May 21, 1979 and Second Amendment to Deer Valley Lease dated July 31, 1980(1)
10.8	Water Rights Purchase Agreement dated January 1, 1971 between United Park City Mines Company and Greater Park City Company, as amended by Amendment to Water Rights Purchase Agreement dated February 10, 1975 and Second Amendment to Water Rights Purchase Agreement dated July 1, 1975(1)
10.9	Settlement Agreement and Release by and between United Park City Mines Company, Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah, Royal Street Development Company, and Wells Fargo Bank, N.A. dated November 6, 1992(4)
10.10	Employment Agreement dated June 1, 1994 by and between United Park City Mines Company and Hank Rothwell(6)
10.11	Incentive Stock Option Agreement dated June 27, 1994 by and between United Park City Mines Company and Hank Rothwell(6)
10.12	Incentive Stock Option Agreement dated August 2, 1994 by and between United Park City Mines Company and Edwin L. Osika, Jr.(6)
10.13	Employment Agreement dated June 1, 1997 by and between United Park City Mines Company and Hank Rothwell(8)
10.14	Agreement of Purchase and Sale of Assets between New Quincy Mining Company as Seller and United Park City Mines Company, dated December 31, 1997(9)
10.15	Agreement of Purchase and Sale of Assets between Lucky Bill Mining Company as Seller and United Park City Mines Company, dated December 31, 1997(9)
10.16	Employment Agreement dated June 1, 2000 by and between United Park City Mines Company and Hank Rothwell
22.1	Subsidiaries of the Registrant(3)

99	Prospectus which is a part of the Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission(10)

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

        (i)    United Park filed only one report on Form 8-K during the period covered by this report. That report, filed January 26, 2001, related to the termination of United Park's joint venture arrangement with DMP Park City, an affiliate of DMB Realco LLC, to develop certain real property in the Park City, Utah area.

        (ii)  On February 22, 2002, which was subsequent to the end of the period covered by, but prior to the date of, this report, United Park filed a report on Form 8-K relating to its execution of a stock purchase agreement with Capital Growth Partners, LLC and several of United Park's largest shareholders. Under the agreement, the buyer agreed to acquire approximately 56% of United Park's outstanding shares from those shareholders and agreed, subject to the consummation of that purchase, to initiate an unconditional tender offer for the purchase of United Park's other outstanding shares. The closing of the purchase agreement is conditioned on, among other matters, the buyer satisfactorily completing its due diligence review of United Park and its properties.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARK CITY MINES COMPANY (Registrant)
April 1, 2002	By:	/s/ HANK ROTHWELL Hank Rothwell President, Chief Executive Officer, and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ JOSEPH S. LESSER Joseph S. Lesser	Director	April 1, 2002
/s/ PETER S. DUNCAN Peter S. Duncan	Director	April 1, 2002
/s/ ALAN L. GORDON Alan L. Gordon	Director	April 1, 2002
/s/ RONALD S. KROLICK Ronald S. Krolick	Director	April 1, 2002
/s/ MARK MASHBURN Mark Mashburn	Director	April 1, 2002
/s/ HANK ROTHWELL Hank Rothwell	President, Chief Executive Officer, and Director	April 1, 2002
/s/ MICHAEL R. SALMOND Michael R. Salmond	Chief Financial Officer	April 1, 2002

QuickLinks

  PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
Report of Independent Accountants
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2001 ASSETS
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2001 LIABILITIES AND STOCKHOLDERS' EQUITY
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended December 31, 2001 and 2000
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 2001 and 2000
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, 2001 and 2000
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
SIGNATURES