Form 10QSB
period 2002-03-31
UNITED PARK CITY MINES CO
filed 2002-05-15
CIK 101424

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2002 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-3753

UNITED PARK CITY MINES COMPANY

(exact name of small business issuer as specified in its charter)

Delaware	87-0219807
(State or other jurisdiction of incorporation or organization.)	(I.R.S. Employer Identification No.)

P. O. Box 1450, Park City, Utah	84060
(Address of principal executive offices)	(Zip Code)

(435) 649-8011
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 4, 2002: 3,249,411 shares

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

PART I – FINANCIAL INFORMATION

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31,
2002
ASSETS:
Cash and cash equivalents	$115,688
Accounts receivable	168,975
Prepaid expenses	294,806
Inventories	19,147
Other	55,206
653,822
Real Estate:
Hidden Meadows development	157,660
Deer Crest development	316,916
Keetley development	1,153,879
Deferred development costs — other	10,212,358
11,840,813
Property and Equipment:
Mine shaft, buildings and equipment	3,148,429
Construction-in-progress	303,354
Resort facilities	58,077
Less accumulated depreciation	(2,898,703)
611,157
Land less accumulated depletion of $1,062,190	13,553,738
Water rights	400,000
14,564,895

Total assets	$27,059,530

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31,
2002
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable	$1,081,992
Accrued liabilities	218,459
Stockholder advances	225,000
Bank notes payable	1,780,467
Accrued development costs	2,316,541
Joint venture termination reimbursement accrual	2,632,943
Accrued remediation costs	222,725

Total liabilities	8,478,127

Commitments and contingencies (Notes 3, 4 and 6)

Stockholders’ equity:
Capital stock, $.01 par value:
Authorized: 3,750,000 shares
Issued: 3,249,411 shares	32,494
Capital in excess of par value	41,982,640
Accumulated deficit	(23,249,947)
18,765,187
Less cost of treasury stock — 1,294 shares	(183,784)

Total stockholders’ equity	18,581,403

Total liabilities and stockholders’ equity	$27,059,530

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For Three Months Ended
	March 31,	March 31,
	2002	2001
Revenues:
Lot sales	$200,000	$—
Interest	193	7,504
Royalties and rentals	136,400	157,488
Other	26,888	33,586
	363,481	198,578
Expenses:
Cost of lot sales and selling expenses	149,003	28,558
General and administrative costs	397,295	344,025
Mine maintenance and administrative costs	395,055	559,830
Depreciation	10,257	10,202
Interest	23,220	2,357
	974,830	944,972

Loss before income taxes	(611,349)	(746,394)

Income tax benefit	—	—

Loss	$(611,349)	$(746,394)

Basic and diluted net loss per share	$(.19)	$(.23)

Basic and diluted weighted average number of shares outstanding	3,249,411	3,249,411

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,	March 31,
	2002	2001
Cash flows from operating activities:
Loss	$(611,349)	$(746,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,257	10,202
Increase (decrease) from changes in:
Accounts receivable	(93,938)	(97,306)
Prepaid expenses, inventories and other assets	(162,241)	13,535
Deferred real estate development costs	(605,786)	(323,021)
Accounts payable and accrued liabilities	355,353	64,677
Other	—	33,855
Accrued development costs	(148,954)	—
Joint venture termination reimbursement accrual	28,636	42,268
Accrued remediation costs	(51,952)	(30,106)
Total adjustments	(668,625)	(285,896)
Net cash used by operating activities	(1,279,974)	(1,032,290)

Cash flows from investing activities:
Construction-in-progress	(32,237)	(4,447)
Capital expenditures	(11,345)	(19,122)
Net cash used by investing activities	(43,582)	(23,569)

Cash flows from financing activities:
Proceeds from bank notes	1,197,931	—
Principal payments on bank notes	(5,833)	—
Stockholder advances	225,000	—
Net cash provided by financing activities	1,417,098	—

Net increase (decrease) in cash and cash equivalents	93,542	(1,055,859)
Cash and cash equivalents-beginning of period	22,146	1,141,868

Cash and cash equivalents-end of period	$115,688	$86,009

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Annual Report to Stockholders of United Park City Mines Company (hereinafter “United Park” or “the Company” or “the Registrant”) for the year ended December 31, 2001.

B.  Management’s Representation

The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and March 31, 2001 have been prepared by the Registrant, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented, have been made.

NOTE 2 – INDUSTRY SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company is organized into the following industry segments, and management accounts for revenues and expenses from these activities separately and evaluates each of the following segments based upon performance: Mine Maintenance and Real Estate.  The segment data here presented do not include intersegment revenues or charges for corporate overhead costs.

	Mine Maint.	Real Estate	Other	Total
March 31, 2002:
Revenue	$26,761	$336,400	$320	$363,481
Operating income (loss)(1)	(414,023)	138,452	(335,778)	(611,349)
Identifiable assets	538,016	25,489,122	1,032,392	27,059,530
Depreciation	5,599	803	3,855	10,257
Capital expenditures, including deferred real estate development costs	—	686,272	36,154	722,426

	Mine Maint.	Real Estate	Other	Total
March 31, 2001:
Revenue	$33,208	$159,709	$5,661	$198,578
Operating income (loss)(1)	(553,539)	44,792	(237,647)	(746,394)
Identifiable assets	544,055	20,673,640	811,008	22,028,703
Depreciation	5,822	1,010	3,370	10,202
Capital expenditures, including deferred real estate development costs	—	903	345,687	346,590

(1)  Earnings (loss) before taxes

NOTE 3 — BANK FINANCING

In May 2000, the Company received a financing commitment from a local bank totaling $725,000, for the purpose of installing improvements to four lots in the Deer Crest development.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.75% at March 31, 2002).  During October 2000 two of the lots collateralizing the note were sold.  Upon sale of the lots the outstanding balance was paid and the commitment was reduced to $250,000.  The collateral was reduced from four to two Deer Crest lots with related improvements.  The Company renewed the loan during 2001 with a termination date of August 1, 2002.  The Company had not drawn any funds against the $250,000 loan commitment at March 31, 2002.

During October 2000 the Company secured a $1,000,000 revolving line-of-credit.  Upon renewal in 2001 the line was increased to $2,000,000.  The purpose of this financing is to supplement cash flow needs of the Company.  Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.75% at March 31, 2002).  The maturity date is October 1, 2002.  The Company had drawn $1,712,381 against the loan at March 31, 2002.

During December 2001, the Company obtained a financing commitment from a local bank totaling $365,000, for the purpose of installing improvements to a single residential lot known as 7.2b.  Interest on the outstanding borrowings is paid monthly at the bank’s prime lending rate (prime rate was 4.75% at March 31, 2002).  The initial loan term ends December 1, 2002.  The Company had drawn $4,835 against the loan at March 31, 2002.

The Company financed the purchase of equipment in October of 2001 for $32,695 and additional equipment in December of 2001 for $37,297.  Each installment contract has 36 equal monthly payments at 0% interest rate.  The monthly installment total is $1,944.  The March 31, 2002 outstanding balance for the contracts was $63,251.

NOTE 4 — JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. (“DMB”) to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was formed on June 15, 2000.  Under the terms of the joint venture’s operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties.  The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001.  The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period.  The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.  Interest is accrued at the lower of the prime rate (prime rate was 4.75% at March 31, 2002) or 10% compounded yearly.  The total 2002 accrued interest of $28,636 at March 31, 2002 was capitalized into deferred development costs-other.

NOTE 5 — RELATED PARTY TRANSACTION

Loeb Investors Co. XL, a major stockholder, advanced to the Company $225,000 for the purpose of purchasing directors and officers liability insurance.

NOTE 6 — CONTINGENCIES

Litigation and Settlement Agreement

In May 1986, the Company filed a lawsuit against Greater Park City Company (“GPCC”), Royal Street Land Company, Royal Street of Utah, and Deer Valley Resort Company related to agreements which resulted in the restructuring of Greater Park City Company in 1975 and later performance under these agreements.  The defendants filed counterclaims against the Company.

On November 13, 1995, an Order of Dismissal With Prejudice of all of the Company’s remaining claims and all of GPCC’s claims was signed by the Court and also filed, thereby finally disposing of all of the remaining aspects of this litigation.

On November 6, 1992, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) with Royal Street Land Company, Deer Valley Resort Company, Royal Street of Utah, Royal Street Development Company (collectively “Deer Valley”), and Wells Fargo Bank, N.A.  In this Settlement Agreement, the Company, Deer Valley, and Wells Fargo agreed, among other things, to dismiss with prejudice the claims and counterclaims.

The Settlement Agreement provides the Company the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land, which are currently subject to the Deer Valley Ski Lease.  The Settlement Agreement further provides Deer Valley the opportunity to acquire the Company’s interest in the surface estate to the balance of the land within the Deer Valley Ski Lease.  Both the Company’s and Deer Valley’s opportunities concerning those parcels of land covered under the Deer Valley Ski Lease are contingent upon master plan approval by the appropriate government agencies and acceptance of the master plan by the Company.

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

Richardson Flat

A portion of United Park’s mining property, known as “Richardson Flat Tailings,” was proposed by the United States Environmental Protection Agency (“EPA”) on June 24, 1988, by notice published in the Federal Register, to be added to the EPA’s National Priorities List (“NPL”), the EPA’s listing of national priority hazardous waste sites.  United Park submitted written comments opposing the listing of the Richardson Flat Tailings site on a number of procedural and substantive grounds. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register.

On February 7, 1992, by notice published in the Federal Register, the EPA again proposed that the Richardson Flat Tailings site be added to the NPL.  In April 1992, the Company submitted written comments opposing the listing on a number of procedural and substantive grounds.  As of this date, the EPA has neither responded to United Park’s comments nor finalized its proposal to list the site on the NPL.

The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated  with the site and to determine what remedial action, if any, may be appropriate.

Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site.  Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site.  On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.

Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL.  As a result of the EPA’s evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System (“UPDES”) permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA.  In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation.  Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required.  On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.  The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat which was expected to be incurred over the following three years.  The accrued balance as of December 31, 2001 was $274,677.  The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.  On December 4, 2001 the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed  $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the “December Letter”).  In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable.  Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demand.  A demand of this nature is typical at this type of site, and United Park anticipates that a significant amount of the demand will be paid by the other potentially responsible parties.  Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 1999.  The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat.  Management believes, if the development of the recreation complex takes place, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved.  However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

As United Park has currently conducted its mine maintenance operations and under current reclamation statutes and regulations, in management’s opinion, United Park is not liable for reclamation costs associated with its mining properties.  However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines.  If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

Other

The Company is participating in the Upper Silver Creek Watershed Group (“USCWSG”).  The USCWSG was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan.  To date the USCWSG has completed its sampling efforts and published findings but has not reached any conclusions nor presented any remediation plans.  Management is, at this time, unable to estimate the amount or range of additional work required in connection with the USCWSG study.

The Company’s Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) database.  CERCLIS is EPA’s comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program.  However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party’s liability, nor does it represent a finding that any response action is warranted.  For example, EPA may decide a site does not warrant further action and discontinue any further site investigation.  In such a case, EPA designates the site under the category “No Further Response Action Planned” (“NFRAP”) in CERCLIS.  A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action.  In a recent (undated) letter to the Company, EPA states that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site.  In addition, in the same letter, EPA states it has determined that conditions of parcels C-1 through C-7 do not warrant federal superfund involvement.  The Company is currently negotiating an Administrative Order on Consent with EPA to perform an environmental evaluation/cost analysis to determine if any action is warranted in Empire Canyon.  At this time, United Park is unable to determine, if any, the effect this will have on its results of operations or financial position.

NOTE 7 — SUBSEQUENT EVENTS

During April 2002 the Company secured a $1,000,000 revolving line-of-credit.  The purpose of this financing is to supplement cash flow needs of the Company.

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

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s cash balance increased $93,542 during the first three months of 2002, improving the cash balance to $115,688 as of March 31, 2002.  The Company will use a portion of the March 31, 2002 cash balance; a portion of the anticipated proceeds from future real estate sales by Blue Ledge Corporation (hereinafter “Blue Ledge”) and bank financing to fund its future operations.  During November 2001, the Company obtained a $2,000,000 line of credit with a local bank to provide for its additional cash flow needs.  The Company used $1,196,751 of this available line-of-credit during the quarter ending March 31, 2002.  During April 2002 the company secured an additional $1,000,000 line-of-credit to supplement the Company’s cash flow needs.

Real Estate

The Company’s wholly owned subsidiary, Blue Ledge sold one lot in the Hidden Meadows subdivision during the three-month period ended March 31, 2002.  Blue Ledge as of March 31, 2002 has two Deer Crest Lots, a Hidden Meadows lot, the Commerce Park at Keetley and a ski-in ski-out lot available for sale.

In June 2000, the Company formed a joint venture partnership with DMB to pursue development of Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was terminated in January 2001.  The Company, as required by the joint venture operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

Results of Operations

2002 Compared with 2001

Blue Ledge sold one Hidden Meadows lot for a profit of $126,942 or 63% of the gross sales price during the three-month period ended March 31, 2002.  During the same period in 2001, Blue Ledge did not have any lot sales.

The Company’s interest income decreased $7,311 or 97% during the first three months of 2002 as compared to the same period in 2001 because of lower cash balances available for investment.

Royalty and rental revenues decreased $21,088 or 13% during the three months ended March 31, 2002 when compared to the same period in 2001.  While the ski lease revenue remained unchanged, the primary reasons for the decrease are a reduction of the building rental and reduced land use rentals.

Other revenues decreased $6,698 or 20% during the first three months of 2002 when compared to the same period in 2001.  The decrease is the result of a decrease in fees collected for receiving clean landfill.

Cost of real estate sales and selling expense increased $120,445 for the first quarter of 2002 when compared to the same period in 2001.  The increase is primarily due to the sale of one Hidden Meadows lot in 2002 and increased carrying charges on lots available for sale.

General and administrative costs increased $53,270 or 15% during the first quarter of 2001.  The increase over 2001 includes a 6% increase due to banking fees, a 10% increase in promotion expenses and a net decrease of 1% due to various increases and decreases in other costs.

Mine maintenance and administrative costs decreased $164,775 or 29% during the three-month period ended March 31, 2002, when compared with the same period in 2001.  The primary causes for the decrease include a reduction of payroll expenses and a reduction of utility costs.  The sale of Star Harbour lots in 2001 resulted in a reduction of utility costs.

Interest expense increased $20,863 during the first three months of 2002 over the same period in 2001.  The increase is the result of higher usage of the line-of-credit in 2002.

PART II. – OTHER INFORMATION

ITEM 5.      OTHER INFORMATION.

A portion of United Park’s mining property, known as “Richardson Flat Tailings,” which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA’s National Priorities List (“NPL”), the EPA’s listing of national priority hazardous waste sites.  In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register.  On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL.  In April 1992, the Company again submitted written comments opposing the EPA’s listing on a number of substantive and procedural grounds.  The EPA has neither responded to United Park’s comments nor finalized its proposal to list the site. United Park has completed negotiations with the EPA regarding performing a voluntary focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.  The Company signed the Administrative Order on Consent for Remedial Investigation/Feasibility study on September 27, 2000.  The Company did accrue at December 31,1999 its best estimate of costs to complete the Focused RI/FS at Richardson Flat.  Since the study has not been completed, the Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.  On December 4, 2001 the EPA issued a letter to all potentially responsible parties (“PRPs”), including United Park and three other mining companies, demanding that it be reimbursed for past and potential future Richardson Flat response costs under CERCLA.  Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other PRPs regarding the demand for past costs.  A demand of this nature is typical at this type of site, and United Park anticipates that a significant amount of the demand will be paid by the other PRPs.  Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 1999.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

No exhibits are filed with this Form 10-QSB.

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

On February 22, 2002, United Park filed a report on Form 8-K relating to its execution of a stock purchase agreement with Capital Growth Partners, LLC and several of United Park’s largest shareholders.  Under the agreement, the buyer agreed to acquire approximately 56% of United Park’s outstanding shares from those shareholders and agreed, subject to the consummation of that purchase, to initiate an unconditional tender offer for the purchase of United Park’s other outstanding shares.  The closing of the purchase agreement is conditioned on, among other matters, the buyer satisfactorily completing its due diligence review of United Park and its properties.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Park City Mines Company
(Registrant)

/s/ Hank Rothwell		/s/ Michael R. Salmond
Hank Rothwell		Michael R. Salmond
President,		Chief Financial Officer
Chief Executive Officer
and Director

Date:	May 15, 2002