Form 10QSB
period 2002-06-30
UNITED PARK CITY MINES CO
filed 2002-08-14
CIK 101424

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended JUNE 30, 2002

or

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

(435) 649-8011
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of July 29, 2002: 3,249,411 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐  No  ☒.

Form 10-QSB

United Park City Mines Company

June 30, 2002

PART I - FINANCIAL INFORMATION

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2002
ASSETS:
Cash and cash equivalents	$20,384
Accounts receivable	226,324
Prepaid expenses	220,483
Inventories	22,439
Other	76,206
565,836
Real Estate:
Subdivision development costs	1,669,200
Deferred development costs - other	12,098,782
13,767,982
Property and Equipment:
Mine shaft, buildings, and equipment	3,177,866
Construction-in-progress	339,702
Resort facilities	58,077
Less accumulated depreciation	(2,922,808)
652,837

Land less accumulated depletion of $1,062,190	13,603,225
Water rights	400,000
14,656,062

Total assets	$28,989,880

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable	$1,509,531
Accrued liabilities	369,199
Stockholder advances	225,000
Bank notes payable	3,279,092
Accrued development costs	2,782,641
Joint venture termination reimbursement accrual	2,665,398
Accrued remediation costs	161,979

Total liabilities	10,992,840

Stockholders’ equity:
Capital stock, $.01 par value:
Authorized: 3,750,000 shares Issued: 3,249,411 shares	32,494
Capital in excess of par value	41,982,640
Accumulated deficit	(23,834,310)
18,180,824

Less cost of treasury stock - 1,294 shares	(183,784)

Total stockholders’ equity	17,997,040

Total liabilities and stockholders’ equity	$28,989,880

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Lot sales	$—	$—	$200,000	$—
Contract services	12,121	—	12,121	—
Interest	272	823	465	8,327
Royalties and rentals	18,588	78,960	154,988	236,448
Other	15,350	21,410	42,238	54,996
	46,331	101,193	409,812	299,771
Expenses:
Cost of lot sales and selling expense	—	—	91,039	—
Other real estate costs	1,509	31,279	59,473	59,837
General and administrative costs	416,796	300,925	814,091	676,840
Mine maintenance and administrative costs	198,301	376,212	598,045	904,152
Contract services costs	13,203	—	8,514	—
Depreciation	24,105	9,787	34,362	19,989
Interest	(23,220)	10,754	—	13,111
	630,694	728,957	1,605,524	1,673,929

Loss before income taxes	(584,363)	(627,764)	(1,195,712)	(1,374,158)
Income tax benefit	—	—	—	—

Net loss	$(584,363)	$(627,764)	$(1,195,712)	$(1,374,158)

Basic and diluted net loss per share	$(.18)	$(.19)	$(.37)	$(.42)

Basic and diluted weighted average number of shares outstanding	3,249,411	3,249,411	3,249,411	3,249,411

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(1,195,712)	$(1,374,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	34,362	19,989
Increase (decrease) from changes in:
Accounts receivable	(151,287)	(121,923)
Prepaid expenses, inventories and other assets	(91,210)	54,127
Deferred real estate development costs	(2,532,955)	(1,857,760)
Accounts payable and accrued liabilities	933,632	786,700
Other	(20,999)	(8,197)
Accrued development costs	317,146	—
Joint venture termination reimbursement accrual	61,091	86,998
Accrued remediation costs	(112,698)	(115,535)
Total adjustments	(1,562,918)	(1,155,601)
Net cash used by operating activities	(2,758,630)	(2,529,759)

Cash flows from investing activities:
Construction-in-progress	(68,585)	(4,596)
Capital expenditures	(33,355)	(13,213)
Land remediation costs	(56,915)	(97,093)
Net cash used by investing activities	(158,855)	(114,902)

Cash flows from financing activities:
Proceeds from bank notes payable	3,392,388	1,613,880
Principal payments on bank notes payable	(701,665)	—
Stockholder advances	225,000	—
Net cash provided by financing activities	2,915,723	1,613,880

Net decrease in cash and cash equivalents	(1,762)	(1,030,781)
Cash and cash equivalents-beginning of period	22,146	1,141,868

Cash and cash equivalents-end of period	$20,384	$111,087

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements should be read in conjunction with the 2001 Annual Report to Stockholders of United Park City Mines Company (hereinafter “United Park” or “the Company” or “the Registrant”) and the Form 10-QSB for the period ended March 31, 2002.

B.  Management’s Representation

The consolidated balance sheet as of June 30, 2002 and the consolidated statement of operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 and the statement of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by the Registrant, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and for all periods presented, have been made.

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

June 30, 2002:	Mine Maintenance	Real Estate	Other	Total
Revenue	$54,182	$355,038	$592	$409,812
Operating income (loss) from continuing operations (1)	(643,121)	111,661	(664,252)	(1,195,712)
Identifiable assets	595,932	27,447,193	946,755	28,989,880
Depreciation	16,438	8,657	9,267	34,362
Capital expenditures, including deferred real estate development costs	29,115	2,663,250	72,503	2,764,868

June 30, 2001:	Mine Maintenance	Real Estate	Other	Total
Revenue	$54,368	$238,668	$6,735	$299,771
Operating income (loss) from continuing operations (1)	(934,341)	15,445	(455,262)	(1,374,158)
Identifiable assets	540,385	22,281,242	874,516	23,696,143
Depreciation	11,394	1,758	6,837	19,989
Capital expenditures, including deferred real estate development costs	2,007	1,861,264	109,391	1,972,662

(1) Earnings before taxes

NOTE 3 – BANK FINANCING

Local Bank Funding

In May 2000, the Company received a financing commitment totaling $725,000, for the purpose of installing improvements to four lots in the Deer Crest development.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.75% at June 30, 2002).  During October 2000, two of the lots collateralizing the note were sold.  Upon sale of the lots the outstanding balance was paid and the commitment was reduced to $250,000.  The collateral was reduced from four to two Deer Crest lots with related improvements.  The Company renewed the loan during 2001 with a termination date of August 1, 2002.  The Company had drawn $250,000 against the loan at June 30, 2002.  The Company is in the process of renewing this loan.

During October 2000, the Company secured a $1,000,000 revolving line-of-credit.  Upon renewal in 2001 the line was increased to $2,000,000.  The purpose of this financing is to supplement cash flow needs of the Company.  Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.75% at June 30, 2002).  The maturity date is October 1, 2002.  The Company had drawn $1,815,000 against the loan at June 30, 2002.

During December 2001, the Company obtained a financing commitment totaling $365,000, for the purpose of installing improvements to a single residential lot known as 7.2b.  Borrowings are collateralized by lot 7.2b of approximately 55 acres.  Interest on the outstanding borrowings is paid monthly at the bank’s prime lending rate (prime rate was 4.75% at June 30, 2002).  The initial loan term ends December 1, 2002.  The Company had drawn $4,893 against the loan at June 30, 2002.

During April 2002, the Company secured a $1,000,000 revolving line-of-credit.  The purpose of this financing is to provide short-term funds for the Flagstaff Mountain Resort development until the Company obtains a construction loan for Phase I of the project.  Borrowings are collateralized by approximately 10 acres of land known as the Jordanelle Commerce Park in Wasatch County.  Interest on the outstanding borrowings is paid monthly at the bank’s prime lending rate (prime rate was 4.75% at June 30, 2002).  The maturity date is September 1, 2002.  The Company had drawn $1,000,000 against the loan at June 30, 2002.  The loan was paid in full out of collateral release amounts received from the August sale of two lots collateralizing the $17,300,000 loan (see next paragraph).

The Company obtained a $17,300,000 loan commitment for the purpose of installing improvements to Phase I of the Flagstaff Mountain Resort development.  The availability of funds is restricted to $750,000 until at least eight single family lot sale contracts with nonrefundable earnest money deposits have been received.  The restriction is then raised to $3,000,000 until at least eight single family lot sales have been completed with defined release amounts received by the bank at which time the full loan commitment is available.  Borrowings are collateralized by approximately 32 acres of land known as Phase I of the Flagstaff Mountain Resort in Summit County and approximately 10 acres of land known as the Jordanelle Commerce Park in Wasatch County.  Interest on the outstanding borrowings is paid monthly at 3% above the bank’s 30-day LIBOR rate (30-day LIBOR was 1.83875% at June 30, 2002).  The maturity date is January 1, 2004 or the date may be extended to July 1, 2004.  As of June 30, 2002, the loan balance was $151,780.

Other Funding Sources

The Company financed the purchase of equipment in October of 2001 for $32,695 and additional equipment in December of 2001 for $37,297.  Each installment contract has 36 equal monthly payments at 0% interest rate.  The monthly installment total is $1,944.  The June 30, 2002 outstanding balance for the contracts was $57,419.

NOTE 4 – JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. (“DMB”) to pursue a joint venture partnership to develop the Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was formed on June 15, 2000.  Under the terms of the joint venture’s operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties.  The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001.  The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period.  The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.  Interest is accrued at the lower of the prime rate (prime rate was 4.75% at June 30, 2002) or 10% compounded yearly.  The 2002 accrued interest is $61,091 for the six months ended June 30, 2002.

NOTE 5 – RELATED PARTY TRANSACTION

During March 2002, Loeb Investors Co. XL (“Loeb”), a major stockholder, advanced to the Company $225,000 for the purpose of purchasing directors and officers liability insurance.  Loeb advanced to the Company $190,000 during the month of July 2002 to supplement the Company’s working capital.

NOTE 6 – CONTINGENCIES

Litigation and Settlement Agreement

In May 1986, the Company filed a lawsuit against Greater Park City Company (“GPCC”), Royal Street Land Company, Royal Street of Utah, and Deer Valley Resort Company related to agreements, which resulted in the restructuring of Greater Park City Company in 1975, and later performance under these agreements.  The defendants filed counterclaims against the Company.

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

The Settlement Agreement provides the Company the opportunity to develop, without the encumbrance of the Deer Valley Ski Lease, certain parcels of land, which are currently subject to the Deer Valley Ski Lease.  The Settlement Agreement further provides Deer Valley the opportunity to acquire the Company’s interest in the surface estate to the balance of the land within the Deer Valley Ski Lease.  Both the Company’s and Deer Valley’s opportunities concerning those parcels of land covered under the Deer Valley Ski Lease are contingent upon Park City’s approval and acceptance of the plan by the Company.

If Park City does not grant plan approval or if the Company does not accept the plan, the land within the Deer Valley Ski Lease will remain encumbered by the Deer Valley Ski Lease.  If master plan approval is obtained and accepted, the Deer Valley Ski Lease will be terminated.  The Company could then proceed to develop those certain parcels of land, which were formerly encumbered by the Deer Valley Ski Lease, and would convey the balance of the surface estate of the land formerly encumbered by the Deer Valley Ski Lease to Deer Valley.  Additionally, if and when, the plan is accepted by both the Company and Park City, the exchange of the surface rights to the land by the Company for the termination of the Deer Valley Ski Lease and the right to develop the land previously encumbered by the lease will represent an exchange of similar productive assets.  Accordingly, the Company will transfer its basis in the surface rights to the land to the basis in the land to be developed that was previously encumbered by the Deer Valley Ski Lease, with no gain or loss recognized.

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

On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.  The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat.  The costs were expected to be incurred over the following three years.  The accrued balance as of June 30, 2002 was $161,979.  The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.

On December 4, 2001, the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed  $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the “December Letter”).  In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable.  Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demand.  A demand of this nature is typical at this type of site.  United Park anticipates that the other potentially responsible parties will pay a significant portion of the demand amount.  Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 1999.  The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat.  Management believes, if the development of the recreation complex takes place, any remedial issues, which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved.  However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

The Company’s Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) database.  CERCLIS is EPA’s comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program.  However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party’s liability, nor does it represent a finding that any response action is warranted.  For example, EPA may decide a site does not warrant further action and discontinue any further site investigation.  In such a case, EPA designates the site under the category “No Further Response Action Planned” (“NFRAP”) in CERCLIS.  A NFRAP designation means no additional federal steps under CERCLA will be taken unless future information warrants such action.  In a recent (undated) letter to the Company, EPA states that it does not presently consider the Flagstaff Mountain Resort properties to be part of the Empire Canyon CERCLIS site.  In addition, in the same letter, EPA states it has determined that conditions of parcels C-1 through C-7 do not warrant federal superfund involvement.  The Company is currently negotiating an Administrative Order on Consent with EPA to perform an environmental evaluation/cost analysis to determine if any action is warranted in Empire Canyon.  At this time, United Park is unable to determine, if any, the effect this will have on its results of operations or financial position.

As United Park has currently conducted its mine maintenance operations in a manner consistent with current reclamation statutes and regulations, in management’s opinion, United Park is not liable for reclamation costs associated with its mining properties.  If United Park, however, ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines.  If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

NOTE 7 – SUBSEQUENT EVENTS

During the first part of August 2002 the Company completed the sale of two lots from the first phase of the Flagstaff Mountain resort.  The cash provided to the Company from the lots sold amounted to $2,950,000 with $2,187,437 used to pay collateral release amounts as provided by the terms of the $17,300,000 loan obtained in June 2002.  A portion of the collateral release amounts received by the bank were used to pay in full the $1,000,000 revolving line-of-credit obtained in April 2002.

NOTE 8 – FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.  These reclassifications have no effect on net income, total assets, total liabilities or stockholders’ equity.

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

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s cash balance decreased $1,762 during the first six months of 2002, leaving a cash balance of $20,384 as of June 30, 2002.  The Company will use a portion of the June 30, 2002 cash balance along with a portion of the anticipated proceeds from future real estate sales by the Company’s wholly owned subsidiary, Blue Ledge Corporation (hereinafter “Blue Ledge”), to fund its future operations.  During the first six months of 2002 the Company’s operating and investing needs were funded by $2,690,723 from the Company’s various bank loans and $225,000 from a stockholder advance.

Real Estate

During the first six months of 2002, Blue Ledge sold one lot in the Hidden Meadows subdivision.  As of June 30, 2002, Blue Ledge has available for sale one lot in the Hidden Meadows subdivision, two lots in the Deer Crest development project, five commercial building sites in the Commerce Park at Keetley and a ski-in ski-out lot adjacent to Park City Mountain Resort.

During the first part of July 2002, the Company made available for sale ten lots of Phase I of the Flagstaff Mountain Resort.  Two of these lots were sold during the first part of August for a gross sales price of $2,950,000.

In June 2000, the Company formed a joint venture partnership with DMB to pursue development of Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was terminated in January 2001.  The Company, as required by the joint venture operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.

Results of Operations

2002 Compared with 2001

Blue Ledge did not have any lot sales for the three-month period ended June 30, 2002.  Blue Ledge sold one Hidden Meadows lot for a profit of $108,961 or 54% of the gross sales price during the six-month period ended June 30, 2002.  Blue Ledge did not have any lot sales during the same periods of 2001.

There were $12,121 in contract services revenues during the three-month and six-month periods ended June 30, 2002 as compared to no contract services revenues for the same periods in 2001.  Contract services are performed infrequently to assist owners of various mine workings in the area due to the unique expertise of the Company’s personnel.

The Company’s interest income decreased 67% during the second quarter and 94% for the first six months of 2002. The decrease when compared to 2001 is the result of lower 2002 available funds for investment and reduced investment interest rates.

Royalty and rental revenues decreased 76% and 34% during the three-month and six-month periods ended June 30, 2002 when compared to the same period in 2001.  The primary reason for the decrease is due to a reduction of ski lease income based on lessee revenues for the 2002 periods.

Other revenues decreased 28% and 23% for the three-month and six-month periods ending June 30, 2002 when compared to the same periods in 2001. The decreases are the result of reduced fees collected for receiving clean landfill in 2002.

Cost of lot sales and selling expense increased for the six-month period ended June 30, 2002 due to the sale of a Hidden Meadows lot during the first quarter of 2002 as compared to no lot sales for the same six-month period in 2001.

Other real estate costs decreased 95% or $29,770 for the three-month period ending June 30, 2002 when compared to the same period in 2001.  The decrease was due to capitalization of holding costs during the second quarter of 2002.

General and administrative costs increased 39% and 20% for the three-month and six-month periods ending June 30, 2002 when compared to the same periods in 2001.  The increase over 2001 is primarily caused by increased insurance costs.  In addition, the three-month increase was caused in part by printing and audit timing differences between 2002 and 2001.

Mine maintenance and administrative costs decreased 47% and 34% during the three-month and six-month periods ended June 30, 2002, when compared with the same period in 2001.  The three-month net change is due to a reduction of payroll and related costs of $50,031, a reduction of utility costs of $30,901, a remediation reduction of $37,655 and other changes with a net reduction of $59,324.  The six-month decrease is due to a reduction of payroll and related costs of $116,628, a reduction of utility costs of $75,241, a remediation reduction of $47,099 and other changes with a net reduction of $67,139.

Contract services costs of $13,203 and $8,514 were expended as part of the services provided during the three-month and six-month periods ended June 30, 2002 as compared to no contract services costs for the same periods in 2001.  Contract services costs are expended when services are provided.

The increase in depreciation expense of 146% and 72% for the three-month and six-month periods presented is the result of purchasing two vehicles and a piece of equipment.

Interest expense decreased $33,974 and $13,111 during the three-month and six-month periods presented over the same periods in 2001.  The decrease is the result of capitalization of interest to the Company’s various development projects.

PART II.

OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2002 Annual Meeting of Shareholders of the Company was held on June 4, 2002. Represented at the meeting, in person or by proxy, were 2,670,946 shares, or approximately 82% of the issued and outstanding shares entitled to vote.  The following business was transacted:

Election of Directors.  Over 99% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld
Peter S. Duncan	2,666,515	4,431
Alan L. Gordon	2,666,226	4,720
Joseph S. Lesser	2,666,068	4,878
Ronald S. Krolick	2,666,515	4,431
Mark Mashburn	2,666,515	4,431
William H. (“Hank”) Rothwell	2,666,311	4,635

Ratification of the appointment of Independent Certified Public Accountants.  2,666,556 shares, approximately 99.8% of the shares voting, voted to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the Company.  2,369 shares, less than 1% of the shares voting, voted against, and 2,021 shares, less than 1% of the shares voting, abstained from the ratification of the Company’s auditors.

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

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

On June 21, 2002, the registrant signed an amendment to the Stock Purchase Agreement dated February 21, 2002 (the “Amendment”) by and among the registrant, owners of a majority of the registrant’s stock and Capital Growth Partners, LLC (“CGP”) for the sale of shares of the registrant’s common stock owned by the Selling Stockholder to CGP.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Park City Mines Company
(Registrant)

/s/ Hank Rothwell		/s/ Michael R. Salmond
Hank Rothwell President, Chief Executive Officer and Director		Michael R. Salmond Chief Financial Officer

Date:	August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hank Rothwell, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hank Rothwell

Hank Rothwell Chief Executive Officer
August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael R. Salmond, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael R. Salmond

Michael R. Salmond Chief Financial Officer
August 14, 2002