Form 10QSB
period 2002-09-30
UNITED PARK CITY MINES CO
filed 2002-11-15
CIK 101424

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended SEPTEMBER 30, 2002

or

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of October 31, 2002: 3,249,411 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒.

Form 10-QSB

United Park City Mines Company

September 30, 2002

PART I - FINANCIAL INFORMATION

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2002
ASSETS:
Cash and cash equivalents	$44,812
Accounts receivable	51,253
Prepaid expenses	397,515
Other	76,206
569,786
Real Estate:
Deferred development costs	19,704,841

Property and Equipment:
Mine shaft, buildings, and equipment	726,262
Construction-in-progress	83,365
Resort facilities	58,077
Less accumulated depreciation	(509,654)
358,050

Land less accumulated depletion of $1,062,190	12,991,092
13,349,142

Total assets	$33,623,769

The accompanying notes are an integral part of the consolidated financial statements.

September 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable	$2,147,829
Accrued liabilities	441,930
Stockholder advances	415,000
Bank notes payable	2,556,515
Accrued development costs	3,420,615
Joint venture termination reimbursement accrual	2,696,639
Accrued remediation costs	160,051

Total liabilities	11,838,579

Stockholders’ equity:
Capital stock, $.01 par value:
Authorized: 3,750,000 shares Issued: 3,249,411 shares	32,494
Capital in excess of par value	41,982,640
Accumulated deficit	(20,046,160)
21,968,974

Less cost of treasury stock - 1,294 shares	(183,784)

Total stockholders’ equity	21,785,190

Total liabilities and stockholders’ equity	$33,623,769

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Real estate sales	$6,550,000	$2,684,000	$6,750,000	$2,684,000
Contract services	3,106	9,907	15,227	9,907
Interest	1,613	5,114	2,078	13,441
Royalties and rentals	30,800	10,483	185,788	246,931
Other	15,994	36,018	58,232	91,014
	6,601,513	2,745,522	7,011,325	3,045,293
Expenses:
Cost of real estate sales and selling expense	1,249,351	544,048	1,340,391	544,048
Other real estate costs	80,414	50,549	139,886	110,386
General and administrative costs	377,811	232,562	1,117,596	828,701
Mine maintenance and administrative costs	371,111	602,153	1,043,462	1,551,565
Contract services costs	3,704	8,426	12,218	7,445
Depreciation	4,277	9,241	38,639	29,230
Net (gain) loss on disposal of assets	726,567	(4,246)	726,567	32,176
Interest	129	2,037	129	15,148
	2,813,364	1,444,770	4,418,888	3,118,699

Net income (loss) before income taxes.	3,788,149	1,300,752	2,592,437	(73,406)
Income tax benefit	—	—	—	—

Net income (loss)	$3,788,149	$1,300,752	$2,592,437	$(73,406)

Basic net income (loss) per share	$1.17	$0.40	$0.80	$(0.02)

Diluted net income (loss) per share	$1.13	$0.39	$0.77	$(0.02)

Basic weighted average number of shares outstanding	3,249,411	3,249,411	3,249,411	3,249,411

Diluted weighted average number of shares outstanding	3,350,244	3,350,244	3,350,244	3,249,411

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income (loss)	$2,592,437	$(73,406)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	38,639	29,230
Net loss on disposal of assets	726,567	32,177
Increase (decrease) from changes in:
Accounts receivable	23,784	(37,182)
Prepaid expenses and inventories	(264,324)	(99,717)
Deferred real estate development costs	(7,914,595)	(2,624,253)
Accounts payable and accrued liabilities	1,644,661	1,159,691
Other	(21,000)	(50,161)
Accrued development costs	955,120	—
Joint venture termination reimbursement accrual	92,332	127,492
Accrued remediation costs	(114,626)	(169,395)
Total adjustments	(4,833,442)	(1,632,118)
Net cash used by operating activities	(2,241,005)	(1,705,524)

Cash flows from investing activities:
Construction-in-progress	(84,826)	(22,222)
Capital expenditures	(34,649)	(15,878)
Net cash used by investing activities	(119,475)	(38,100)

Cash flows from financing activities:
Proceeds from bank notes payable	3,485,644	2,199,313
Principal payments on bank notes payable	(1,517,498)	(1,566,026)
Stockholder advances	415,000	—
Net cash provided by financing activities	2,383,146	633,287

Net increase (decrease) in cash and cash equivalents	22,666	(1,110,337)
Cash and cash equivalents-beginning of period	22,146	1,141,868

Cash and cash equivalents-end of period	$44,812	$31,531

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements should be read in conjunction with the 2001 Annual Report to Stockholders of United Park City Mines Company (hereinafter “United Park” or “the Company” or “the Registrant”) and the Form 10-QSB for the periods ended March 31, 2002 and June 30, 2002.

B.  Management’s Representation

The consolidated balance sheet as of September 30, 2002 and the consolidated statement of operations for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 and the statement of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and 2001, have been made.

C.  Financial Statement Presentation

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.  These reclassifications had no effect on net income, total assets, total liabilities or stockholders’ equity.

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

September 30, 2002:	Mine Maintenance	Real Estate	Other	Total
Revenue	$72,856	$6,937,486	$983	$7,011,325
Operating income (loss)(1)	(1,728,094)	5,324,606	(1,004,075)	2,592,437
Identifiable assets	279,422	32,688,574	655,773	33,623,769
Depreciation	18,704	7,936	11,999	38,639
Capital expenditures, including deferred real estate development costs	29,115	8,901,111	(182,540)	8,747,686

September 30, 2001:	Mine Maintenance	Real Estate	Other	Total
Revenue	$100,075	$2,933,151	$12,067	$3,045,293
Operating income (loss)(1)	(1,497,839)	2,041,132	(616,699)	(73,406)
Identifiable assets	559,709	23,106,520	709,698	24,375,927
Depreciation	16,080	2,511	10,639	29,230
Capital expenditures, including deferred real estate development costs	2,651	3,025,350	31,794	3,059,795

(1) Earnings before taxes

NOTE 3 – BANK FINANCING

Local Bank Funding

In May 2000, the Company received a financing commitment totaling $725,000, for the purpose of installing improvements to four lots in the Deer Crest development.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.75% at September 30, 2002).  During October 2000, two of the lots collateralizing the note were sold.  Upon sale of the lots, the outstanding balance was paid and the commitment was reduced to $250,000.  The collateral was reduced from four to two Deer Crest lots with related improvements.  The Company renewed the loan during 2002 with a termination date of November 1, 2003.  The Company had drawn $250,000 against the commitment at September 30, 2002.

The Company has a $2,000,000 revolving line-of-credit.  The purpose of this financing is to supplement cash flow needs of the Company.  Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.75% at September 30, 2002).  The maturity date is October 1, 2003.  The Company had drawn $1,635,000 against the commitment at September 30, 2002.

During December 2001, the Company obtained a financing commitment totaling $365,000, for the purpose of installing improvements to a single residential lot known as 7.2b.  Borrowings are collateralized by lot 7.2b, which consists of approximately 55 acres.  Interest on the outstanding borrowings is paid monthly at the bank’s prime lending rate (prime rate was 4.75% at September 30, 2002).  The initial loan term ends December 1, 2002.  The Company had drawn $22,284 against the commitment at September 30, 2002.

The Company obtained a $17,300,000 loan commitment for the purpose of installing improvements to the Flagstaff Mountain Resort Phase 1 development.  Borrowings are collateralized by approximately 32 acres of land known as Flagstaff Mountain Resort Phase 1 in Summit County and approximately 10 acres of land known as the Jordanelle Commerce Park in Wasatch County.  Interest on the outstanding borrowings is paid monthly at 3% above the bank’s 30-day LIBOR rate (30-day LIBOR was 1.81125% at September 30, 2002).  The maturity date is January 1, 2004 subject to the right to extend the maturity date to July 1, 2004.  The loan agreement provisions define the required payments prior to release of collateral and provides for the reduction of the loan commitment in the amount of any collateral release payments the Company makes to the bank.  The collateral release payments are deposited into a restricted cash account.  Development disbursements are made first from the restricted cash account and then from loan proceeds.  During August and September of this year, $4,892,124 of collateral release payments was deposited and $4,891,468 was disbursed from the restricted cash account on project costs.  As of September 30, 2002, the commitment balance was $12,407,876 and the Company had drawn $597,645 against the reduced commitment.

Other Funding Sources

The Company financed the purchase of equipment in October of 2001 for $32,695 and additional equipment in December of 2001 for $37,297.  Each installment contract has 36 equal monthly payments at 0% interest rate.  The monthly installment total is $1,944.  The September 30, 2002 outstanding balance for the contracts was $51,586.

NOTE 4 – JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. (“DMB”) to pursue a joint venture partnership to develop the Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was formed on June 15, 2000.  Under the terms of the joint venture’s operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of the subject properties.  The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001.  The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period.  The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.  Interest is accrued at the lower of the prime rate (prime rate was 4.75% at September 30, 2002) or 10% compounded yearly.  The 2002 accrued interest is $92,332 for the nine months ended September 30, 2002.

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

Richardson Flat

A portion of United Park’s mining property, known as the Richardson Flat Tailings Site (“Site”), was proposed by the United States Environmental Protection Agency (“EPA”) on June 24, 1988, by notice published in the Federal Register, to be added to the EPA’s National Priorities List (“NPL”), the EPA’s listing of national priority hazardous waste sites.  United Park submitted written comments opposing the listing of the Richardson Flat Tailings site on a number of procedural and substantive grounds. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register.

On February 7, 1992, by notice published in the Federal Register, the EPA again proposed that the Richardson Flat Tailings site be added to the NPL.  In April 1992, the Company submitted written comments again opposing the listing on a number of procedural and substantive grounds.  As of this date, the EPA has neither responded to United Park’s comments nor finalized its proposal to list the site on the NPL.

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

As a result of the EPA’s evaluation of the Richardson Flat Tailings site, the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA.  In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation.  Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required.

On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.  The Company projected $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat.  The Company projected the expenditure of these costs over a three-year period.   The remaining balance for the Focused RI/FS as of September 30, 2002 was $160,051.  The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.

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

The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat.  Management believes, if the development of the recreation complex takes place, any remedial issues, which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved as part of this process.  However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

Other

The Company is participating in the Upper Silver Creek Watershed Group (“USCWSG”), which was formed to conduct a complete review of the Silver Creek Watershed to determine sources of contamination to Silver Creek and to prepare a practical remediation plan.  To date the USCWSG has completed its sampling efforts and published findings but has not reached any conclusions nor presented any remediation plans.  Management is, at this time, unable to estimate the amount or range of additional work required in connection with the USCWSG study.

In an effort to obtain regulatory closure on the Company’s Empire Canyon property, which is currently listed on the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) database but not on the NPL, the Company has entered into an Administrative Order on Consent with EPA to perform an environmental evaluation/cost analysis (“EE/CA”) to determine what action, if any, is warranted in Empire Canyon.  The site definition in the Administrative Order on Consent excluded from the study area all developable properties in Empire Canyon.  EPA also issued comfort letters indicating no further regulatory interest in the developable properties.  At this time, United Park is unable to determine, if any, the effect this will have on its results of operations or financial position.

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

NOTE 7 – SALE OF ASSETS

On August 16, 2002, the Company sold certain water rights; certain mine tunnels and related mining equipment to Jordanelle Special Service District (“JSSD”) while retaining easement and mineral rights to the properties sold.  In return for conveying these assets to JSSD, the Company received rights to future water shares and was relieved of the future costs of maintaining the assets sold.  These assets were not historically generating sufficient revenues to cover maintenance costs, which resulted in significant cash outflow for the Company.

NOTE 8 – TERMINATION OF AGREEMENT AND PLAN OF MERGER

On August 26, 2002, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, owners of more than a majority of the Company’s stock (“Majority Stockholders”), Capital Growth Partners, LLC (“CGP”) and CGP Acquisition, Inc. (“CGP Acq.”).  On October 2, 2002, the Company and the Majority Stockholders terminated the Merger Agreement as a result of CGP's failure to close the transactions contemplated by the Merger Agreement.

NOTE 9 – SUBSEQUENT EVENTS

During the month of October 2002 the Company completed the sale of a townhouse site from the first phase of the Flagstaff Mountain Resort.  The proceeds  to the Company from the site amounted to $6,000,000 consisting of cash and a $1,500,000 note receivable due in nine months.  The $1,500,000 note and cash in the amount of $4,005,000 were used to pay collateral release amounts as provided by the terms of the $17,300,000 loan commitment the Company obtained in June 2002.  The Company received the balance of $495,000 less selling costs.

NOTE 10 – INCOME TAXES

At September 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,159,893 and $6,163,687 respectively.  Management anticipates that these net operating loss carryforwards will be partially offset by taxable income generated by the Company during the third and fourth quarters of 2002.

NOTE 11 – LIQUIDITY

The Company sold a townhouse site for $6,000,000 during October (see Note 9). The Company will use a portion of the September 30, 2002 cash balance along with a portion of the proceeds received from the October townhouse sale, anticipated proceeds from future real estate sales, and available funds from current bank financings to fund its future operations.  During the first nine months of 2002 the Company’s operating and investing needs were funded by $1,968,146 in net proceeds from the Company’s various bank loans; $5,409,609 in net proceeds from real estate sales and $415,000 from stockholder advances.

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

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s cash balance increased $22,666 during the first nine months of 2002, leaving a cash balance of $44,812 as of September 30, 2002.  The Company sold a townhouse site for $6,000,000 during October (see Note 9 to the Consolidated Financial Statements). The Company will use a portion of the September 30, 2002 cash balance along with a portion of the proceeds received from the townhouse sale, anticipated proceeds from future real estate sales by the Company’s wholly owned subsidiary, Blue Ledge Corporation (hereinafter “Blue Ledge”), and available funds from current bank financings to fund its future operations.  During the first nine months of 2002 the Company’s operating and investing needs were funded by $1,968,146 in net proceeds from the Company’s various bank loans; $5,409,609 in net proceeds from real estate sales and $415,000 from stockholder advances.

Real Estate

During the first nine months of 2002, Blue Ledge sold one lot in the Hidden Meadows subdivision and four lots in the Flagstaff Mountain Resort Phase 1.  During October, the Company sold a Flagstaff Mountain Resort Phase 1 townhouse site (see Note 9 to the Consolidated Financial Statements).  As of September 30, 2002, Blue Ledge has available for sale one lot in the Hidden Meadows subdivision, two lots in the Deer Crest development project, five commercial building sites in the Commerce Park at Keetley, a ski-in ski-out lot adjacent to Park City Mountain Resort and the remaining Flagstaff Mountain Resort Phase 1 properties.  After the October townhouse sale, the Flagstaff Mountain Resort Phase 1 has a condominium site, a multi-cottage site and six single-family lots remaining for sale.

Mining

On August 16, 2002, the Company sold certain water rights; certain mine tunnels and related mining equipment to Jordanelle Special Service District.  The Company did not receive any cash proceeds.   However, the Company will eliminate significant on going costs associated with the assets sold, thus reducing the annual cash requirements of the Company (see Note 7 to the Consolidated Financial Statements).

Results of Operations

2002 Compared with 2001

Blue Ledge sold four single-family lots during the three-month period ended September 30, 2002.  Blue Ledge sold one Hidden Meadows lot for a profit of $108,961 or 54% of the gross sales price during March 2002 and four Flagstaff Mountain Resort Phase 1 lots for a profit of $5,300,649 or 81% of the gross sales price during the three-month period ended September 30, 2002.  Blue Ledge’s 2001 sales occurred when eight properties were sold for a profit of $2,139,952 or 80% of gross sales price during the three-month period end September 30, 2001.

Contract services revenues decreased 69% and increased 54% during the three-month and nine-month periods ended September 30, 2002 as compared to the same periods in 2001.  The changes in revenue are not significant to the Company.  Contract services are performed infrequently to assist owners of various mine workings in the area.

The Company’s interest income decreased 68% during the third quarter and 85% for the first nine months of 2002. The decrease when compared to 2001 is the result of lower 2002 available funds for investment and reduced investment interest rates.

Royalty and rental revenues increased 194% and decreased 25% during the three-month and nine-month periods ended September 30, 2002 when compared to the same periods in 2001.  The increase for the three-month period is due to the receipt of a lump sum payment in 2002 that was paid in earlier periods in 2001.  The primary reason for the nine-month decrease is due to a reduction of ski lease income based on lessee revenues for the 2002 period.

Other revenues decreased 56% and 36% for the three-month and nine-month periods ending September 30, 2002 when compared to the same periods in 2001. The decreases are the result of reduced fees collected for receiving clean landfill in 2002 and a $7,161 reduction of water revenue during the three-month period ending September 30, 2002.

Cost of real estate sales and selling expense increased 130% and 146% for the three-month and nine-month periods ended September 30, as compared to the same periods in 2001.  The three-month variance includes a 144% increase due to additional sales and a 14% reduction due to lower average cost of sales.  The nine-month variance includes a 151% increase due to additional sales and a 5% reduction due to lower average cost of sales.

Other real estate costs increased 59% or $29,865 and 27% or $29,500 for the three-month and nine-month periods ending September 30, 2002 when compared to the same periods in 2001.  The three-month variance includes a 122% increase in holding costs expensed in 2002 offset by a 27% decrease in advertising in 2002 and a 36% decrease due to the period in which the expenditure was reported in 2002 when compared to 2001.   The nine-month variance is primarily caused by a 56% increase in holding costs expensed in 2002 offset by a 23% decrease in advertising expense in 2002 and a 6% decrease of other costs during 2002 when compared to 2001.

General and administrative costs increased 62% and 35% for the three-month and nine-month periods ending September 30, 2002 when compared to the same periods in 2001.  The increase over 2001 was primarily caused by increased insurance costs and professional services.

Mine maintenance and administrative costs decreased 38% and 33% during the three-month and nine-month periods ended September 30, 2002, when compared with the same periods in 2001.  The variances are primarily due to the capitalization of certain utility costs causing a 49% decrease and a 24% decrease for the three-month and nine-month periods ended September 30, 2002 when compared to 2001.  The variances were also impacted by reductions relating to the JSSD sale of water rights and various mining assets during August 2002, offset by increased 2002 remediation expenditures when compared to 2001.

Contract services costs decreased $4,722 and increased $4,773 during the three-month and nine-month periods ended September 30, 2002 as compared to 2001.  The increase or decrease of contract services costs reflects the changes in services provided.

Depreciation expense decreased 54% and increased 32% for the three-month and nine-month periods ended September 30, 2002 when compared to 2001.  The three-month decrease is primarily the result of assets sold to JSSD being removed from service. The nine-month increase is the result of depreciating vehicles and equipment during 2002 not owned in 2001, offset by removing depreciable assets related to the JSSD sale in August 2002.

Interest expense decreased $1,908 and $15,019 during the three-month and nine-month periods presented over the same periods in 2001.  The decrease is the result of capitalization of interest to the Company’s various development projects.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a- 14(c) and 15d-14(c) as of November 14, 2002 (the “Evaluation Date”) and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate to ensure that material information relating to the Company’s was accumulated and made known to them on a timely basis.

(b)   Changes in internal controls. There were no significant changes in the Company internal controls or in other factors that could significantly affect the Company’s disclosure controls subsequent to the Evaluation Date and, subsequent to such date, no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II.

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

(b)  Reports on Form 8-K filed during and subsequent to the period covered by this Form 10-QSB:

Reported on 8-K filed July 22, 2002:

On July 19, 2002, the Company, CGP, and Loeb signed a Supplemental Stock Purchase Agreement (the “Supplemental Agreement”).  Pursuant to the Supplemental Agreement, Loeb agreed to sell to CGP an additional 917,778.45 shares of the Company’s common stock on terms identical to those in the Stock Purchase Agreement dated February 21, 2002, as amended (the “Agreement”), by and among the Company, CGP, Loeb and other stockholders of the Company.  In connection with execution of the Supplemental Agreement, CGP paid an additional $250,000 into escrow as a purchase deposit.

Also on July 19, 2002, CGP exercised a 30-day extension option pursuant to the terms of the Agreement. As a result of this extension, a $1,750,000 purchase deposit ($1,500,000 of the original deposit and the $250,000 deposit paid on July 19 as set forth above) became nonrefundable, except under certain circumstances provided in the Agreement.  The nonrefundable escrow funds go to the owners of the shares of common stock offered by the Agreement and the Supplemental Agreement.  The parties continue to work towards closing the transactions contemplated by the Agreement and the Supplemental Agreement.

Reported on 8-K filed August 27, 2002:

On August 26, 2002, the Company executed the Merger Agreement.Under the terms of the Merger Agreement, the Company would have become a wholly owned subsidiary of CGP.  Stockholders of the Company on the effective date of the merger would have received, in consideration for the stock they held, cash in the amount of $25 per share, less a pro rata portion of certain advisory, legal and other fees and expenses in connection with the transaction, estimated not to exceed $0.50 per share.  The Merger Agreement supercedes the stock purchase agreement, as amended by the Supplemental Agreement.

Reported on 8-K filed October 3, 2002:

                On October 2, 2002, the Company and the Majority Stockholders announced they had terminated the Merger Agreement as a result of CGP's failure to close the transactions contemplated by the Merger Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Park City Mines Company
(Registrant)

/s/ Hank Rothwell	/s/ Michael R. Salmond
Hank Rothwell	Michael R. Salmond
President,	Chief Financial Officer
Chief Executive Officer
and Director

Date: November 14, 2002

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hank Rothwell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)   I have reviewed this quarterly report on Form 10-QSB of the Company;

(2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3)   Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

(4)   The registrant’s other certifying officer and I are responsible for establishing and maintaining internal disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s internal disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of our internal disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/S/ Hank Rothwell

Hank Rothwell
Chief Executive Officer
November 14, 2002

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael R. Salmond, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)   I have reviewed this quarterly report on Form 10-QSB of the Company;

(2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

(3)   Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

(4)   The registrant’s other certifying officer and I are responsible for establishing and maintaining internal disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s internal disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of our internal disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/S/ Michael R. Salmond

Michael R. Salmond
Chief Financial Officer
November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hank Rothwell, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hank Rothwell

Hank Rothwell
Chief Executive Officer
November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael R. Salmond, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael R. Salmond

Michael R. Salmond
Chief Financial Officer
November 14, 2002