Form 10KSB
period 2002-12-31
UNITED PARK CITY MINES CO
filed 2003-04-29
CIK 101424

QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-3753

UNITED PARK CITY MINES COMPANY
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0219807 (I. R. S. Employer Identification No.)
P. O. Box 1450, Park City, Utah (Address of principal executive offices)	84060 (Zip Code)
Issuer's telephone number, including area code (435) 649-8011
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year. $13,508,470

        Based on the closing sales price on March 5, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $11,202,993. For purposes of this computation, voting stock directly held by officers and directors of the registrant and holders of more than 10% of the registrant's capital securities has been excluded. Such exclusion is not intended, nor shall it be deemed, an admission that such officers and directors are affiliates of the registrant.

        The number of shares outstanding of the registrant's common stock was 3,249,411 on March 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, is incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

PART I

Item 1. Description of Business

  General

        United Park City Mines Company's, a Delaware corporation formed in 1953 together with its subsidiaries ("United Park" or "Company"), principal business activities include leasing, developing and selling real property located in or near Park City, Utah.

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

  Real Estate

        United Park owns the surface estate to more than 8,300 acres of land. Of this land, United Park leases to ski resort operators, including Deer Valley and Park City Mountain Resort, approximately 4,800 acres of its surface estate for skiing. (See "Resort Agreements.") However, United Park has the right to sell certain portions of the leased properties, subject to the lessees' rights of first refusal to purchase the properties. United Park believes that a substantial portion of its land, including land not subject to lease and land which may become unencumbered by the leases in the future, may be suitable for resort, residential, commercial or industrial development.

        In the third quarter of 1995, Blue Ledge Corporation ("Blue Ledge"), a wholly owned subsidiary of the Company, received approval for the annexation and master plan of a proposed single family lot subdivision, Hidden Meadows, on approximately 258 acres of land adjacent to the Company's Morning Star Estates subdivision. The Hidden Meadows subdivision is a 45 lot subdivision of which 44 lots have been approved for sale. Blue Ledge sold 41 lots in the Hidden Meadows subdivision from 1995 through 2000. Blue Ledge sold one lot each in 2001 and 2002.

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

        During 1993, the Company initiated work on the design of a real estate development project known as Flagstaff Mountain Resort. The Company requested annexation and master plan approval for the project from Park City during 1994. The Company refined and improved the master plan and pursued approval for the project during 1995, 1996 and the first half of 1997. As provided by Utah statutes, the Company also pursued its development opportunities for this project in Summit County pursuant to an application, which the Company filed in 1996.

        In the third quarter of 1997, the Company submitted to Wasatch County a master plan for the development of a golf course and a mixed product development in the Bonanza Flats area of Wasatch County and pursued approval for this project known as Bonanza Mountain Resort.

        During the second quarter of 1998, the Company combined its Bonanza Mountain Resort project into the master plan of the Flagstaff Mountain Resort project and pursued the necessary approvals for the two projects with Park City and Wasatch County as one master planned project. The Company received approval of the parameters by which Park City would annex and approve the master plan for the Company's Flagstaff Mountain Resort project during the third quarter of 1998. The annexation occurred in July of 1999 when an Annexation and Development Agreement was signed with Park City. As currently planned, Flagstaff Mountain Resort will feature a mix of multi-family condominiums and townhouses totaling 470 units, 75,000 square feet of commercial space and 54 single-family home sites. Bonanza Mountain Resort will include 160 single-family home sites, 100 multi-family development sites, and a resort golf course. During 2002, the Company began infrastructure construction and continued to market the first phase of the Flagstaff Mountain Resort. The Company sold 4 single-family home sites and a 25-unit townhouse site during 2002. United Park expects to continue the first phase infrastructure construction and marketing effort during 2003 and to pursue final approvals for the next phase of the Flagstaff project. The Company completed the preliminary master plan approval for Bonanza Mountain Resort with Wasatch County in January 2002.

        In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. ("DMB") to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004. The Company has accrued $2,727,879 related to this obligation at December 31, 2002.

        In conjunction with another developer, the Company completed a master plan for twelve lots, which adjoin the other developer's project known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during 1998 and another lot during 1999. The remaining three approved lots were sold and the associated lot development completed during 2000. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development commencing in 2000. Two of the lots were sold in 2000 and the remaining two lots are currently available for sale. The majority of the four-lot development was completed during 2000 with the remaining development finished during 2001.

        During 1997, the Company received a master plan approval for two of its properties in the vicinity of Keetley, Utah, overlooking the Jordanelle Reservoir. In June of 2002, the Company received construction approval for a three-part development on one of these properties. Construction and marketing began on the three adjacent components known as the commerce park, multi-family housing and the Star Harbour subdivision. The commerce park component of the Keetley project was listed for sale during October 2001. The multi-family housing component of the Keetley project was exchanged during July 2001, for affordable housing credits. These credits are necessary for the development of the Bonanza Project. The Company made available for sale and sold all 35 lots of the Star Harbour subdivision during 2001. The majority of the development was completed during 2001 with the remaining work completed during 2002.

        United Park submitted a preliminary plan for approval on the second property in the Keetley area, Pioche, in January of 2002 and received preliminary plan approval in July of 2002. The approval was for 68 single-family home lots, 71 condominium pads and 4 ski clubs. The Company has yet to determine when it will pursue final approvals.

        Activity associated with various other parcels owned by the Company included the sale of a single-family lot in Park City during October 2002, the sale of Willow Heights during July 2001 and the receipt of approval to develop and sell a single ski-in, ski-out lot located adjacent to a local ski resort during October 2001.

        The Company also owns several other real estate parcels and believes that real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company intends to pursue development of these properties as the opportunities arise.

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

  Mine Maintenance

        United Park owns the mineral estate to more than 13,400 acres of land principally located near or in Park City, Utah. United Park's total mining properties consist of more than 10,500 acres of patented (fee title) mining claims, together with an additional 2,726 acres of fee lands and 201 acres of unpatented mining claims. Portions of the surface estate of these properties have been sold; however, United Park has retained the surface estate to more than 8,300 acres, as described under "Real Estate."

        The Company has modified the extent it will engage in mine maintenance activities after 2002. In August 2002, United Park entered into agreements for a non-cash transaction with the Jordanelle Special Service District ("JSSD") under which the Company exchanged certain real property and water rights for a release of treatment obligations, including costs associated with the operation and maintenance of the water treatment facility. This exchange relieved the Company of its obligations under the Utah Pollutant Discharge Elimination System ("UPDES") permit as well as substantially all costs associated with maintaining the underground mine workings (which management estimated to be in excess of $900,000 annually). United Park retained easement and mineral rights to the properties sold to JSSD.

        The Company owns several underground mines, most of which are interconnected via underground tunnels and shafts. United Park's mining properties have not been operated since 1982, but are maintained on a stand-by basis. The Ontario Mine serves as United Park's primary facility for its maintenance activities; however, the Company also maintains facilities at several other locations. United Park has three principal shafts and four adits used for ventilation and transportation, as well as numerous drifts, raises, underground workings, and facilities on the surface of its properties. The maintenance activities on a number of these shafts and adits are undertaken to provide that all types of equipment are in adequate condition, that underground transportation and ventilation systems are adequate, and that the Company is in compliance with its governmental permits. Certain tunnels, shafts and related mining equipment were sold to JSSD during 2002. The Company's maintenance obligations have been reduced by the sale.

        The costs associated with maintaining and holding the Company's mining properties include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, security, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and cost of compliance with various governmental regulations.

        The water which is discharged from the Ontario Mine is subject to a UPDES permit issued by the Division of Water Quality, Utah Department of Environmental Quality, with oversight by the U. S. Environmental Protection Agency ("EPA"). This permit sets limitations on the concentrations of various metals allowed in the water before the water can be released into the environment. To comply with the UPDES permit, the Company must monitor the concentrations of various metals in the water flowing from the mine and treat the water before it is released. The Company participates in the maintanance and operation of a water treatment facility at its Keetley site for this purpose. The Company received a notice of violation ("NOV") in the spring of 2000 for UPDES permit violations relating mostly to failed equipment. The NOV was completely settled with the respective agencies in 2002 and the resolution did not have a significant impact on the Company. In 2002, as discussed above, United Park transferred the water treatment facilities and the UPDES permit to JSSD. Therefore, the Company is no longer the owner or operator of the permit or water treatment facilities. United Park was in compliance with its environmental and regulatory permits issued by various governmental agencies during 2001 and the portion of 2002 in which it participated in the operation of a water treatment facility at the Keetley Mine site.

        A portion of United Park's mining property, known as "Richardson Flat Tailings," which the Company monitored under its UPDES permit, has been subject to evaluation by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company submitted written comments opposing the listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company has accrued its best estimate of costs to complete the Focused RI/FS at Richardson Flat (Refer to Item 6. Management's Discussion and Analysis or Plan of Operation under Mine Maintenance). As of early 2001, United Park is no longer obligated under the UPDES permit to monitor certain wells and surface waters near its Richardson Flat property.

        The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In an (undated) letter to the Company received in March 2002, EPA stated that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site. In addition, in the same letter, EPA stated it has determined that conditions of certain parcels of Empire Canyon within the Company's Flagstaff project do not warrant federal superfund involvement. The Company previously reported in its filings for the first and second quarters of 2002 that it was negotiating an Administrative Order on Consent ("AOC") with EPA to perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine if any action is warranted in Empire Canyon. However, the AOC to perform an EE/CA was executed by the Company on May 9, 2002. A draft EE/CA has been completed and delivered to the agencies for their consideration, but the decision regarding when and if any removal or remediation may be required has not been made. As of the date of the execution of the AOC to perform an EE/CA and throughout the remainder of fiscal year 2002, the Company did not have sufficient information to estimate the future costs of the removal or remediation work to be completed. Subsequently, the Company has obtained sufficient information to estimate those costs and projected $1,174,753 as its best estimate of future costs to be spent on Empire Canyon over multiple years. The Company has accrued this liability as of December 31, 2002, with a corresponding increase in deferred development costs. At this time, United Park is unable to determine the effect, if any, this will have, beyond the amount recognized during 2002, on its results of operations or financial position.

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

        The resumption of mining operations may also be hindered by the construction of the Jordanelle Dam and Reservoir in the Bonneville Unit of the Central Utah Project ("CUP"). The Jordanelle Reservoir covers only minor portions of United Park's mining properties, but it could cause United Park's mines to be inundated by the impounded water seeping underground through existing faults and fissures. This underground seepage would exacerbate the current problems caused by groundwater in the mines, such as the necessity of pumping and treating all discharged waters and dewatering additional portions of the mines before mining operations could be resumed. The United States Department of Interior, Bureau of Reclamation ("BOR") began construction of the Jordanelle Dam in 1987 and began filling the Jordanelle Reservoir in 1993. The reservoir was filled ahead of schedule in 1996. From 1979 through the early 1990's, the Company provided BOR and other government agencies with oral and written comments concerning the impact of the Jordanelle Dam on the Company's mining properties. The Company has established a system to monitor water flows in its mines. This monitoring system provided the Company data from inception through a portion of 2002. The monitoring system was part of the JSSD transaction in which United Park exchanged certain real property, including the groundwater monitoring system and water rights, for a release of certain treatment and maintenance obligations associated with the Keetley Treatment Facility.

        United Park, through a wholly owned subsidiary, The Weber Coal Company ("Weber Coal"), owned approximately 811 acres of fee land located east of Coalville, Utah. Historically, Weber Coal was a coal producer, but the mines were plugged and abandoned in the 1950's. Pursuant to prior leases for oil and gas development, which have all now expired by their own terms, an oil and gas exploratory well was drilled on this land in 1979. Although this well was later abandoned for lack of production, Weber Coal did not believe the oil and gas potential of these lands was adequately tested because of the substantial subsurface deviation of this wellbore from the targeted formation. Weber Coal has leased the surface of its properties for grazing and permitted natural gas to be stored under the surface, but did not receive material revenue from these activities. During January 2000 the Company liquidated Weber Coal and transferred all of its assets, properties and liabilities to United Park. The Company currently has contracted to allow a third party to perform exploration or development of these oil and gas properties.

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

        As part of the Resort Agreements, United Park and GPCC entered into an agreement that provides for the sale of certain water rights by United Park to GPCC, and United Park perpetually reserved for itself, from some of the water rights which it sold to GPCC, the right to use a portion of the water for mining, milling, and related purposes.

        In addition, United Park entered into three leases with GPCC. As amended, the leases, which together cover the surface of approximately 5,300 acres of land, permit the operation of ski lifts and ski runs on the leased land. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Certain portions of the property subject to the leases may be sold by United Park subject to the lessees' rights of first refusal. Under the extension provisions, the leases require the lessees to pay rent to United Park annually. The Deer Valley and Park City Mountain Resort, operators, paid United Park for the 2000-01 ski season a total of $192,395, and for the 2001-02 ski season, a total of $148,670.

  Employees

        United Park employs a total of eleven full-time and two part-time employees in its operations. United Park maintains a staff of eight full-time salaried and two part-time employees in the Ontario #3 office. In addition, United Park maintains a staff of three full-time employees, each of whom is an experienced equipment operator, for its mine maintenance operations.

Item 2. Description of Property

        In addition to the following description, please refer to Item 1. Description of Business under the headings "Real Estate," "Mine Maintenance" and "Resort Agreements."

  Title To Properties

        United Park has obtained certified abstracts of title on substantially all of its patented mining claims and fee lands. In general, these abstracts contain all recorded documents appearing in the chain of title to the particular property from the original notice of location or patent through the conveyance to United Park. With respect to fee properties acquired during the past 20 years, however, the seller has generally provided United Park a policy of title insurance. Although United Park has generally not obtained title opinions from independent legal counsel or policies of title insurance on its properties, management has satisfied itself as to title matters either by in-house reviews of abstracts by Company personnel or by purchasing policies of title insurance on selected properties.

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

        The Company has entered into or is negotiating to enter into agreements to include certain properties, either owned by third parties or jointly owned with third parties, in the Company's development plan, whether by purchase, exchange or joint venture. The Company does not anticipate that such agreements or the failure to enter into such agreements will have an adverse impact on the development of the Company's property.

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

Item 3. Legal Proceedings

        As of March 10, 2003, United Park and its subsidiaries were involved in the following material litigation matters:

        In 1994, Charles Frank and Nadine Gillmor filed a complaint against United Park, Blue Ledge and others in the Third District Court, Summit County, Utah. In the complaint, they claimed an interest in a number of properties, including a prescriptive easement over a portion of a lot in the Morning Star Estates Subdivision, a prescriptive easement over another parcel of property owned by Blue Ledge, and title by adverse possession to a parcel of property owned by Blue Ledge. In August 2002, the court ruled that the matter would be dismissed for, among other matters, the plaintiff's failure to prosecute the case unless the plaintiff filed an opposing motion within thirty days. The plaintiff filed the motion in opposition within the required period, but has not otherwise pursued the matter. For more information regarding this matter, see United Park's report on form 10-KSB for the period ended December 31, 2000.

        In late 2001, a former employee of Park City Silver Mine Adventure, Inc. ("PCSMA"), a wholly-owned subsidiary of United Park, served a complaint against PCSMA and United Park in the United States District Court for the District of Utah, alleging claims of sexual harassment, wrongful termination, sexual discrimination, negligent employment practices, intentional infliction of emotional distress, and assault and battery. The complaint was dismissed with prejudice in September 2002 with respect to all claims other than the claim for emotional distress, which the court dismissed without prejudice and with leave for the plaintiff to bring the claim in state court. The plaintiff has not filed the emotional distress claim in state court.

        In July 2001, Summit Water Distribution Company filed a Complaint and Petition for Review of Final Agency Action against Park City Municipal Corporation, United Park and other parties in the Third District Court, Summit County, Utah. The complaint and petition requests judicial review of a May 2001 order by the State Engineer which approved a change of place of use, nature of use, and point of diversion of various water rights to municipal uses within Park City. United Park holds an equitable interest in some of the water rights subject to the change application. United Park was served with a copy of the complaint and petition in February 2002. The complaint and petition seeks declaratory judgment reversing and vacating the State Engineer's decision, a permanent injunction enjoining the diversion and use of certain water rights, an order declaring the listed water rights forfeited for non-use; an order enjoining the transfer of certain water rights to a new source, and an order enjoining approval of the change application. United Park has not yet responded to the complaint. Park City Municipal Corporation and the other defendants to the action will also be defending the State Engineer's decision approving the change application. In early 2002, the Utah State Engineer filed a motion to dismiss the complaint. United Park joined in that motion. Summit Water Distribution Company responded to that motion and also asked the court to allow Summit Water Distribution Company to correct a procedural problem with regard to the service of its complaint. The Utah State Engineer and United Park thereafter filed motions in opposition to Summit Water Distribution Company's request. The motions are currently pending.

        In February 2000, United Park filed an action against Stichting Mayflower Mountain Foods and Stichting Mayflower Recreational Foods in the Fourth District Court, Wasatch County, Utah. The action seeks partition of certain patented mining claims owned by United Park and the Stichting entities as tenants in common. In 2002, United Park filed a motion for summary judgment, asking the court to accept a report and recommendations that had been prepared by referees in the matter. The court denied that motion and scheduled a bench trial on the matter for December 2002. The parties have stipulated to an indefinite continuance of the bench trial while they attempt to resolve the dispute.

        In July 2000, United Park and other parties filed a quiet title action against Stichting Mayflower Mountain Foods and Stichting Mayflower Recreational Foods in the Third District Court, Summit County, Utah, seeking quiet title in favor of the other plaintiffs in the action to a patented mining claim. Once clear title is established, the other plaintiffs in the action have agreed to convey a portion of the patented mining claim to United Park. In July 2001, the court granted United Park's motion for summary judgment and quieted title in the mining claims in the name of the other plaintiffs. Stichting has appealed the court's decision to the Utah Court of Appeals. Oral argument on the matter has been scheduled for the end of March 2003.

        United Park paid assessed property taxes for 1998 and 1999, under protest, to the Summit County Treasurer and Utah State Tax Commission based on property tax valuations that were significantly in excess of valuations for prior years. United Park filed a refund suit for those taxes in March 2001. The suit was transferred to a tax court judge, and the taxing authorities filed a motion to have the case dismissed. That motion was denied. The taxing authorities offered to settle the suit for an amount equal to the refund claimed. The parties are awaiting settlement documents to be completed.

        United Park is the subject of an Administrative Order on Consent for a Focused Remedial Investigation/Feasibility Study with the United States Environmental Protection Agency ("EPA") for the Richardson Flat Tailings Site, located near Park City, Utah.

        United Park is the subject of an Administrative Order on Consent with the EPA dated May 9, 2002 to perform an Engineering Evaluation/Cost Analysis for the Empire Canyon site, located in Park City, Utah.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2002 and subsequent to year-end through the date of this filing.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The common stock of United Park, $.01 par value, is traded on the New York Stock Exchange under the symbol "UPK." As of March 5, 2003, United Park had 3,249,411 outstanding shares of common stock held by approximately 965 stockholders of record. The following table sets forth the high and low sales price for United Park's common stock during the last two years, as reported in the consolidated transaction reporting system.

	2002		2001
	High	Low	High	Low
First Quarter	$23.1300	$19.0000	$22.6300	$20.0000
Second Quarter	$24.2500	$23.1400	$20.1500	$19.0500
Third Quarter	$24.2000	$21.4500	$19.4500	$18.7000
Fourth Quarter	$23.7500	$17.6000	$19.4500	$19.3000

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

        United Park estimates future reclamation and mine closure costs mainly on the basis of legal and regulatory requirements. At various times we review the adequacy of our closure and reclamation accruals based on our current estimates of future costs. In the event that actual costs differ from those estimates, our results of operations and financial condition will be affected. Because no mining activity has occurred since 1982 and no known legal and regulatory requirements exist, no liability has been recorded for closure and reclamation costs.

  Environmental Remediation Costs

        The Company accrues for capital improvements and expenses associated with environmental remediation obligations when such capital improvements and expenses are probable and reasonably estimable. Those accrued costs of future expenditures are not discounted because of uncertainties related to the timing of payment.

  Capitalization of Development Costs

        Expenditures relating to the future development of real estate held by the Company are deferred and shown as an asset on the balance sheet as they are expected to be recoverable through future sales. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative sales value basis. If necessary, a valuation allowance is recorded to reflect an impairment in the carrying value of deferred real estate development costs or land that is held for sale, lease or development.

        All direct and indirect costs relating to the Company's real estate projects are capitalized as incurred. Included in capitalized costs are certain amounts that are also classified as accrued development costs, which represent known or estimated amounts that do not necessarily have a determined payment date.

        The Company believes that it has no current requirements to incur reclamation or remediation costs on any of its real estate properties other than those properties discussed prevously in the Item 1. Mine Maintenance section. However, should the Company pursue development of certain land parcels in the future, it could incur material environmental costs related to preparing those parcels of land for development.

        Management believes that the recorded costs associated with land and real estate development on the balance sheet will be recoverable through the sale and development of the real estate.

  Revenue Recognition

        The Company recognizes revenue from the sale of real estate at the time title is conveyed to the buyer, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement by the Company with the property. When it is determined that the earnings process is not complete, income is deferred using the installment, cost recovery or deposit methods of accounting, as appropriate.

  Deferred Tax Asset and Tax Valuation Allowance

        When the Company incurs a net operating loss, a deferred tax asset is recorded to offset future tax expense. When the Company believes that it may not be able to use the deferred tax asset, a valuation allowance is recorded against that deferred tax asset. Recording a deferred tax asset decreases income tax expense and recording a valuation allowance increases income tax expense in the period recorded. Principally due to past net operating losses, the Company has recorded a net deferred tax asset of approximately $4.9 million as of December 31, 2002. The Company has also recorded a valuation allowance offsetting this asset. For future periods, if the Company determines that all or a portion of the Company's deferred tax asset can be utilized, the Company will record an adjustment to the valuation allowance, which will decrease the income tax expense in that period.

  Liquidity and Capital Resources

  Cash Flow

        The Company's 2002 net cash increase of $128,103 was primarily the result of cash provided by operations of $9,559,372 and by financing activities of $3,786,581. The Company received $1,476,370 net proceeds from its $2,000,000 bank line-of-credit, $252,552 from another line-of-credit, $1,634,153 from the Flagstaff Phase I construction loan, $18,892 from the 7.2b construction loan and $428,981 from stockholder advances, which were partially offset by the paydown of other debt financing of $24,367. The principal uses of cash included capital expenditures and construction-in-progress of $140,952 and for a net increase in deferred real estate development costs of $8,825,225. The majority of deferred real estate development costs expended was on the Flagstaff Mountain Resort of approximately $12,720,000.

        The Company's Consolidated Statements of Cash Flows reflect that $1,119,722 in net cash and cash equivalents was used during 2001, leaving a cash balance of $22,146 as of December 31, 2001. The Company's 2001 net cash decrease was primarily the result of expenditures for deferred real estate development costs, partially offset by bank financing and accrued liabilities. The major uses of cash included capital expenditures and construction-in-progress of $96,893 and a net increase of deferred real estate development costs of $4,489,276. The Company received a net $588,369 from its $2,000,000 bank line-of-credit and accrued development costs increased by $2,143,830 including a funding arrangement with a local ski resort to jointly develop connecting properties amounting to $1,442,085.

  Real Estate

        Management's plans and activities in real estate constitute the major components in the overall plans for the Company's future. (Refer to "Item 1. Description of Business" for a discussion of the Company's real estate development activities.)

        As currently planned, Flagstaff Mountain Resort will feature a village concept with a mix of multi-family condominiums and townhouses totaling 470 units, 75,000 square feet of commercial space and 54 single-family home sites. Bonanza Mountain Resort will include 160 single-family home sites, 100 multi family development sites, and a resort golf course. During 2002, the Company began infrastructure construction and continued to market the first phase of the Flagstaff Mountain Resort. The Company sold 4 single-family home sites and a 25-unit townhouse site during 2002. United Park expects to continue the first phase of infrastructure construction and marketing effort during 2003 and pursue final approvals for the next phase of the Flagstaff project. The Company completed the preliminary master plan approval for Bonanza Mountain Resort with Wasatch County in January 2002.

        In July 1999, the Company signed a Letter of Understanding with DMB to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts. The joint venture was formed on June 15, 2000. Under the terms of the joint venture's operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties. The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001. The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period. The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004. The Company has accrued $2,727,879 related to this obligation at December 31, 2002.

        In conjunction with another developer, the Company completed a master plan for twelve lots on its properties, which adjoin the other developer's project, known as Deer Crest. The Company received the necessary approvals to develop and market eight of those twelve lots during 1998 and sold four of the approved lots during 1998 and another lot during 1999. The remaining three approved lots were sold and the associated lot development completed during 2000. The Company received the necessary approvals to develop the remaining four master planned lots during 1999, with marketing and development commencing in 2000. Two of the lots were sold in 2000 and the remaining two lots are currently available for sale. The majority of the development on the lots was completed during 2000, with the remaining development finished during 2001.

        During 1997, the Company received a master plan approval for two of its properties near Keetley, Utah, overlooking the Jordanelle Reservoir. In June of 2002, the Company received construction approval for a three-part development on one of these properties. Construction and marketing began on the three adjacent components known as the commerce park, multi-family housing and the Star Harbour subdivision. The commerce park component of the Keetley project was listed for sale during October 2001. The multi-family housing component of the Keetley project was exchanged, during July 2001, for affordable housing credits. These credits are necessary for the development of the Bonanza Project. The Company made available for sale and sold all 35 lots of the Star Harbour subdivision during 2001. The majority of the development was completed during 2001 with the remaining work completed during 2002.

        United Park submitted a preliminary plan for approval on the second property in the Keetley area, Pioche, in January of 2002 and received preliminary plan approval in July of 2002. The approval was for 68 single-family home lots, 71 condominium pads and 4 ski clubs. The Company has yet to determine when it will pursue final approvals.

        Activity associated with various other parcels owned by the Company included the sale of a single-family lot in Park City during October 2002, the sale of Willow Heights during July 2001, and the receipt of approval to develop and sell a single ski-in, ski-out lot located adjacent to a local ski resort during October 2001.

        The Company also owns several other real estate parcels and believes that real estate development potential exists on these properties, if the necessary agreements and approvals are obtained. The Company intends to pursue development of these properties as opportunities arise.

  Mine Maintenance

        The Company incurs direct costs associated with maintaining and holding its properties. These costs include, but are not limited to, costs for water treatment and pumping, tunnel maintenance, equipment and building maintenance, utilities, fuel, payroll, insurance, property taxes, other taxes, and compliance with various regulations. The Company's expenditures in 2002 for regular mine maintenance were $1,494,534. The Company expended $1,977,620 for regular mine maintenance during 2001. The Company's sale to Jordanelle Special Service District ("JSSD") during August 2002 of certain mine tunnels and certain related mining equipment will cause anticipated regular mine maintenance costs for 2003 to be further reduced as compared to the 2002 reduction.

        The water which is discharged from the Ontario Mine is subject to a Utah Pollutant Discharge Elimination System ("UPDES") permit issued by the Division of Water Quality, Utah Department of Environmental Quality, with oversight by the U. S. Environmental Protection Agency ("EPA"). This permit sets limitations on the concentrations of various metals allowed in the water before the water can be released into the environment. To comply with the UPDES permit, the Company must monitor the concentrations of various metals in the water flowing from the mine and treat the water before it is released. The Company participates in the maintanance and operation of a water treatment facility at its Keetley site for this purpose. The Company received a notice of violation ("NOV") in the spring of 2000 for UPDES permit violations relating mostly to failed equipment. The NOV was completely settled with the respective agencies in 2002 and the resolution did not have a significant impact on the Company. In 2002, United Park transferred the water treatment facilities and UPDES permit to JSSD. Therefore, the Company is no longer the owner or operator of the permit or water treatment facilities.

United Park was in compliance with its environmental and regulatory permits issued by various governmental agencies during 2001 and the portion of 2002 in which it participated in the operation of a water treatment facility at the Keetley Mine site.

        A portion of United Park's mining property, known as "Richardson Flat Tailings" has been subject to evaluation by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA's National Priorities List ("NPL"), the EPA's listing of national priority hazardous waste sites. In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL. On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL. In April 1992, the Company submitted written comments opposing the listing on a number of substantive and procedural grounds. The EPA has neither responded to United Park's comments nor finalized its proposal to list the site.

        The NPL has been established by the EPA under CERCLA to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate. Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site. Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site

        Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat, which was expected to be incurred over the following three years. The Company accrued an additional $418,980 during 2002. The accrued balance as of December 31, 2002 was $518,987. The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS. On December 4, 2001, the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the "December Letter"). In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable. During 2002, the Company received an additional demand for response costs of $110,318 for the period of October 1, 2001 through September 30, 2002. Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demand. The Company's management believes that a demand of this nature is typical at this type of site, and United Park anticipates that a significant amount of the demand will be paid by the other potentially responsible parties. Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 2002. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. Management believes that, if the development of the recreation complex takes place, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of any development, and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

        Since United Park has conducted its mine maintenance operations in material compliance with current reclamation statutes and regulations, in management's opinion, United Park is not liable for reclamation costs associated with its mining properties. However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines. If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

        The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In an (undated) letter to the Company received in March 2002, EPA stated that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site. In addition, in the same letter, EPA stated it has determined that conditions of certain parcels of Empire Canyon within the Company's Flagstaff project do not warrant federal superfund involvement. The Company previously reported in its filings for the first and second quarters of 2002 that it was negotiating an Administrative Order on Consent ("AOC") with EPA to perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine if any action is warranted in Empire Canyon. However, the AOC to perform an EE/CA was executed by the Company on May 9, 2002. A draft EE/CA has been completed and delivered to the agencies for their consideration, but the decision regarding when and if any removal or remediation may be required has not been made. As of the date of the execution of the AOC to perform an EE/CA and throughout the remainder of fiscal year 2002, the Company did not have sufficient information to estimate the future costs of the removal or remediation work to be completed. Subsequently, the Company has obtained sufficient information to estimate those costs and projected $1,174,753 as its best estimate of future costs to be spent on Empire Canyon over multiple years. The Company has accrued this liability as of December 31, 2002, with a corresponding increase in deferred development costs. At this time, United Park is unable to determine the effect, if any, this will have, beyond the amount recognized during 2002, on its results of operations or financial position.

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

        The United States Department of Interior, Bureau of Reclamation ("BOR") began construction of the Jordanelle Dam in 1987 and began filling the Jordanelle Reservoir in 1993. The reservoir was filled ahead of schedule in 1996. From 1979 through the early 1990's, the Company provided BOR and other government agencies with oral and written comments concerning the impact of the Jordanelle Dam on the Company's mining properties. The Company has established a system to monitor water flows in its mines. This monitoring system provided the Company data from inception through a portion of 2002. The monitoring system was part of the JSSD transaction in which United Park exchanged certain real property, including the groundwater monitoring system and water rights, for a release of certain treament and maintenance obligations associated with the Keetley Treatment Facility.

  Results of Operations

  2002 Compared with 2001

        The Company earned net income of $4,784,048 for 2002 and $235,905 for 2001. The higher net income for 2002 is primarily the result of higher real estate sales due to the sale of five Flagstaff properties for $12,550,000 and lower water treatment and mine maintenance costs due to the August 2002 sale of certain water rights and certain mine tunnels and related mining equipment to Jordanelle Special Service District ("JSSD").

        Real estate sales in 2002 included the four Flagstaff single-family lots, a 25-unit Flagstaff townhouse site, one Hidden Meadows lot and the Ontario single-family lot in Park City for revenues of $13,187,424, which is an increase of 137% over 2001 revenues of $5,570,500. 2001 sales included the Willow Heights parcel, one Hidden Meadows lot and thirty five Star Harbour lots.

        Contract services revenues for 2002 were down 7% as compared to 2001, or $15,227 from $16,434. This is a revenue source that we do not anticipate from one period to another. We do not expect to have any contract services revenue in the future due to the transfer of mining personnel to JSSD as part of the sale of certain mine tunnels in August 2002.

        Interest income increased $9,582, or 65%, during 2002 as compared to 2001. The increase was due primarily to a $1,500,000 note receivable included as part of the 25-unit Flagstaff townhouse sale in October 2002 and restricted cash invested during 2002 from Flagstaff sales in conjunction with the Company's $17,300,000 construction loan.

        Royalties and rentals for 2002 decreased $80,593, or 27%, as compared to 2001. The principal causes included a ski lease rental, based on lift revenues received by the leasing ski resorts, decrease of $44,000, building rental decrease of approximately $9,700 and communication tower lease income decrease of approximately $11,000. The ski lease rental income fluctuates from season to season based on revenues received by the leasing ski resorts. The communication tower lease income is down due to fewer leases in place during 2002. The building rental was phased out based on a decision by the Company's management.

        Other revenues decreased $57,937, or 47%, as compared to 2001. The decrease is primarily the result of a reduction of fees collected for receiving clean landfill of about $25,000 in 2002 and reduced water revenue of about $22,000 due to the JSSD sale in August of 2002.

        Cost of real estate sales and selling expense increased $2,388,659, or 97%, during 2002 when compared to 2001. The increase was due to increased sales volumes and partially offset by increase in average profit margins. The Company's average profit margins increased from 31% in 2001 to 63% in 2002, primarily due to sales from different projects with different cost bases.

        General and administrative costs increased 27% to $1,395,610 during 2002. The increase over 2001 includes a 21% insurance expense increase, a 9% increase due to additional use of professionals which was partially offset by a net decrease of 3% due to various increases and decreases in other costs.

        Mine maintenance and mine administrative costs decreased 24% to $1,494,534 during 2002, as compared to $1,977,620 in 2001. The utility expense decreased 19% and property taxes were reduced by 4% as a result of capitalization of holding costs in 2002. When compared to 2001, the Company also experienced decreases in several cost catagories accumulating to approximately 20%, as a result of the sale of certain mine tunnels and related assets to JSSD in August 2002. The decreases were partially offset by a 22% increase in remediation costs related to accruing additional Richardson Flat costs of $418,980 in 2002.

        The increase in depreciation expense of 28% is the result of depreciating vehicles and equipment during 2002 not owned in 2001, and was partially offset by removing depreciable assets related to the JSSD sale in August 2002.

        The interest expense was eliminated for 2002 due to the large development projects subject to capitalization of holding costs. The interest amount capitalized during 2002 was $373,164. The interest expense of $19,760 during 2001 was the amount remaining of the interest incurred of $211,536 due to fewer projects subject to capitalization of holding costs when compared to 2002.

  Outlook

        The Company believes that its existing capital resources, anticipated cash flows from operations and bank financings will provide sufficient funds to meet the Company's anticipated capital and operating requirements for 2003.

        United Park expects to receive cash from ski lease revenue of about $160,000 during 2003. United Park intends to use the Company's $17,300,000 construction loan to facilitiate the marketing and development of the remaining single-family and multi-family lots of the first Phase of the Flagstaff Mountain Resort. The remaining Flagstaff lot sales are expected to provide cash in excess of $10,000,000 after payment of the required amounts under the Flagstaff bank financing.

        Other projects the Company will be working on include the Pioche project, the 7.2b project, and the Bonanza Mountain Resort. Bank financing of $365,000 is available to fund development of the 7.2b project, with $22,548 drawn as of December 31, 2002. The Bonanza Mountain Resort and the Pioche projects are in the planning and approval stages. The Company normally obtains bank financing to pay for the development costs to complete the project after the project has received final approval. Amounts spent beyond bank financing of real estate development costs on these and other projects will be managed based on cash availability (Refer to Item 1. Description of Business—Real Estate).

        The Company believes that cash and cash equivalents at December 31, 2002, plus cash flows from the sale of lots in the Flagstaff Mountain Resort Phase I and proceeds from bank financing will be sufficient to fund its ongoing operations in 2003. If the sale of those lots does not occur as anticipated, the Company has various other parcels of real estate that management believes could be used as collateral for borrowings to provide the cash flows necessary to fund its ongoing operations in 2003. The Company is currently negotiating with a local bank to establish an additional debt funding source. As discussed in Note 13, the majority stockholder has been providing advances to the Company totaling $415,000 during 2002 and as of March 21, 2003, $456,000 for 2003, to supplement working capital requirements.

        As discussed below, the Company has $2.7 million of debt obligations which are due in 2003. The Company is dependent on future real estate sales; additional debt financing or additional shareholder advances to fund its ongoing operations and debt service requirements in 2003. There can be no assurance that the Company will be able to obtain additional debt financing, additional shareholder advances or that it will achieve sufficient real estate sales in 2003 to fund its cash requirements.

  Contractual Obligations

        Future principal and lease payments as of December 31, 2002 are as follows:

Year	2003	2004	2005	2006	2007	Total
Vehicle Financing	$23,331	$21,386	$—	$—	$—	$44,717
Revolving Line-of-Credit	1,992,000	—	—	—	—	1,992,000
Improvement Loans	275,099	1,634,153	—	—	—	1,909,252
DMB Payable	—	2,445,030	—	—	—	2,445,030
Stockholder Advances	415,000	—	—	—	—	415,000
Operating Lease	6,342	4,228	—	—	—	10,570

Total Contractual Obligations	$2,711,772	$4,104,797	$—	$—	$—	$6,816,569

  Impact of Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. As of December 31, 2002, the Company has no interests in any such entities. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

        In April of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. The Company does not anticipate that adoption of SFAS No. 145 will have a material effect on its financial position.

        In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These provisions of SFAS No. 148 are effective for financial statements with fiscal years ending after December 15, 2002. The Company has not and does not anticipate implementing the voluntary change to the fair value based method of accounting for stock-based compensation. The Company has implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

  Quantitative and Qualitative Disclosures about Market Risk

        United Park is generally not subject to any foreign currency risks, and it is, in management's opinion, subject to only minimal interest rate risk. United Park's interest rate risk generally arises from its variable interest rate loans with commercial lending institutions, interest-bearing agreements and from fluctuations in interest earnings arising from United Park's investment portfolio. United Park currently has only four (4) variable interest rate commercial loans and one (1) variable interest rate debt with DMB, but the interest rate associated with the DMB debt is capped at 10%. The commercial loans are based on the prime interest rate with either no or 1/2 percent interest added to the prime rate. With respect to market risk arising from United Park's investment portfolio, United Park's management has taken measures which it believes minimizes fluctuations in interest rates. United Park places its investments with high quality issuers. United Park does not use derivative financial investments in its financial portfolio, if any.

        Based on the actions of the Federal Reserve Board, management is of the opinion that both interest rates and inflation will be stable for the remainder of 2003. If interest rates were to experience a hypothetical 100 basis points increase, management believes that no material adverse impact would occur on United Park's ability to obtain the required funding to proceed with its current development plans. Also, if interest and inflation experienced a hypothetical increase of 100 basis points, management's opinion is that its ability to market and sell the real estate projects currently being planned and developed would not be materially and adversely impaired. Based on the Company's variable interest rate debt at December 31, 2002, a 100 basis point increase in variable rates would increase interest expense by $70,581.

Intentionally left blank.

Item 7. Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of
United Park City Mines Company:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Park City Mines Company and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has significant debt obligations which are due in 2003 and is dependent on future real estate sales, additional debt financing or additional shareholder advances to fund its ongoing operations and debt service requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Salt Lake City, Utah
April 25, 2003

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS
Cash and cash equivalents	$150,249
Accounts receivable	107,253
Notes receivable (Note 3)	1,503,082
Prepaid expenses	152,060
Other	56,100

1,968,744

Real estate:
Deferred development costs	20,811,152

Property and equipment:
Mine shaft, buildings and equipment	747,441
Construction-in-progress	83,365
Resort facilities	58,077
Less accumulated depreciation	(521,087)

367,796
Land less accumulated depletion of $1,062,190	12,795,410
Deferred financing costs, net of accumulative amortization of $77,614	151,485

13,314,691

Total assets	$36,094,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$777,139
Accrued liabilities	392,078
Stockholder advances	428,981
Bank notes payable	3,945,969

5,544,167
Accrued development costs	2,152,001
Joint venture termination reimbursement accrual	2,727,879
Accrued remediation costs	1,693,740

Total liabilities	12,117,787

Commitments and contingencies (Notes 4, 8 and 9)
Stockholders' equity:
Capital stock, $.01 par value: Authorized: 3,750,000 shares Issued: 3,249,411 shares	32,494
Capital in excess of par value	41,982,640
Accumulated deficit	(17,854,550)

24,160,584
Less cost of treasury stock: 1,294 shares	(183,784)

Total stockholders' equity	23,976,800

Total liabilities and stockholders' equity	$36,094,587

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002 and 2001

	2002	2001
Revenues:
Real estate sales	$13,187,424	$5,570,500
Contract services	15,227	16,434
Interest	24,224	14,642
Royalties and rentals	216,488	297,081
Other	65,107	123,044

	13,508,470	6,021,701

Expenses:
Cost of real estate sales and selling expense	4,863,182	2,474,523
Other real estate costs	178,630	132,257
General and administrative costs	1,395,610	1,097,760
Mine maintenance and administrative costs	1,494,534	1,977,620
Contract services costs	12,218	12,224
Depreciation	50,255	39,320
Net loss on disposal of assets	729,693	32,332
Interest	—	19,760

	8,724,122	5,785,796

Income before income taxes	4,784,348	235,905
Income tax provision	300	—

Net income	$4,784,048	$235,905

Net income per share:
Basic	$1.47	$0.07

Diluted	$1.46	$0.07

Weighted average shares outstanding:
Basic	3,249,411	3,249,411

Diluted	3,281,025	3,275,663

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the years ended December 31, 2002 and 2001

	Capital Stock				Treasury Stock
Description			Capital in Excess of Par Value	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2000	3,249,411	$32,494	$41,982,640	$(22,874,503)	1,294	$(183,784)	$18,956,847
Net income				235,905			235,905

Balance at December 31, 2001	3,249,411	32,494	41,982,640	(22,638,598)	1,294	(183,784)	19,192,752
Net income				4,784,048			4,784,048

Balance at December 31, 2002	3,249,411	$32,494	$41,982,640	$(17,854,550)	1,294	$(183,784)	$23,976,800

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$4,784,048	$235,905

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	50,255	39,320
Net loss on disposal of assets	729,693	32,332
Increase (decrease) from changes in:
Accounts receivable	(1,535,298)	76,758
Prepaid expenses, inventories and other assets	(22,774)	(54,403)
Deferred real estate development costs	(8,825,225)	(4,489,276)
Deferred financing costs	(229,099)	—
Amortization of deferred financing costs	77,614	—
Accounts payable and accrued liabilities	224,119	474,699
Accrued development costs	(313,494)	2,143,830
Joint venture termination reimbursement accrual	123,572	159,277
Accrued remediation costs	1,419,063	(229,640)

Total adjustments	(8,301,574)	(1,847,103)

Net cash used in operating activities	(3,517,526)	(1,611,198)

Cash flows from investing activities:
Construction-in-progress	(84,827)	2,166
Capital expenditures	(56,125)	(99,059)

Net cash used in investing activities	(140,952)	(96,893)

Cash flows from financing activities:
Proceeds from bank notes payable	5,231,967	3,603,022
Principal payments on bank notes payable	(1,874,367)	(3,014,653)
Stockholder advances	428,981	—

Net cash provided by financing activities	3,786,581	588,369

Net increase (decrease) in cash and cash equivalents	128,103	(1,119,722)
Cash and cash equivalents-beginning of period	22,146	1,141,868

Cash and cash equivalents-end of period	$150,249	$22,146

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$—	$19,760

Income taxes paid	$300	$—

The accompanying notes are an integral part of the consolidated financial statements.

1. Significant Accounting Policies:

  A. General

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

        The Company believes that cash and cash equivalents at December 31, 2002, plus cash flows from the sale of lots in the Flagstaff Mountain Resort Phase I and proceeds from bank financing will be sufficient to fund its ongoing operations in 2003. If the sale of those lots does not occur as anticipated, the Company has various other parcels of real estate that management believes could be used as collateral for borrowings to provide the cash flows necessary to fund its ongoing operations in 2003. The Company is currently negotiating with a local bank to establish an additional debt funding source. As discussed in Note 13, the majority stockholder has been providing advances to the Company totaling $415,000 during 2002 and as of March 21, 2003, $456,000 for 2003, to supplement working capital requirements.

        As discussed in Note 4, the Company has $2.7 million of debt obligations that are due in 2003. The Company is dependent on future real estate sales; additional debt financing or additional shareholder advances to fund its ongoing operations and debt service requirements in 2003. There can be no assurance that the Company will be able to obtain additional debt financing, additional shareholder advances or that it will achieve sufficient real estate sales in 2003 to fund its cash requirements.

        The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

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

  E. Mine Maintenance and Administrative Expenses

        All costs pertaining to the maintenance and administration of the mines are expensed as incurred.

  F. Real Estate

        All direct and indirect costs relating to the Company's real estate projects are capitalized as incurred. Associated with the capitalized costs, the Company has recorded costs as "accrued development costs", a liability which represents known or estimated amounts that do not have a determined payment date. These amounts are recorded to more accurately reflect the position of the real estate projects.

        The Company has entered into or is negotiating to enter into agreements to include certain properties, either owned by third parties or jointly owned with third parties, in the Company's development plan, whether by purchase, exchange or joint venture. The Company does not anticipate that such agreements or the failure to enter into such agreements will have an adverse impact on the development of the Company's property.

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

        Expenditures relating to the future development of real estate held by the Company are deferred and shown as an asset on the balance sheet as they are expected to be recoverable through future sales. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative fair market value basis. If necessary, the Company will record an impairment in the carrying value of deferred real estate development costs or land that is held for sale, lease or development. The Company believes that it has no current requirements to incur reclamation costs on select parcels of its real estate properties. However, should the Company pursue development of other certain land parcels in the future, it could incur material environmental costs related to preparing those parcels of land for development.

        Management believes that the recorded costs associated with land and real estate on the balance sheet will be recoverable through the sale and development of the real estate.

  G. Net Income Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of capital shares outstanding. Diluted net income (loss) per share is computed by dividing the net income (loss) by the sum of the weighted average number of capital shares and the effect of dilutive unexercised stock options. Capital stock options to purchase 22,500 and 37,500 shares at an average price of $28.375 and $21.730 per share were outstanding during 2002 and 2001, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

        The following table provides a reconciliation of both net income and the number of shares used in the computations of "basic" earnngs per share ("EPS"), which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

	Year Ended December 31,
	2002	2001
Net income	$4,784,048	$235,905

Shares:
Basic weighted average shares outstanding	3,249,411	3,249,411
Add: Dilutive effect of stock options	31,614	26,252

Diluted weighted average shares outstanding	3,281,025	3,275,663

Net income per share:
Basic	$1.47	$0.07

Diluted	$1.46	$0.07

  H. Estimates

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

  I. Stock-Based Compensation

        The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

        In 1996, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," became effective for the Company. SFAS 123, as amended by SFAS No. 148, which prescribes the recognition of compensation expense based on fair market value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 10 for additional information on the Company's stock options. Had compensation cost for the Company's stock options been determined based on the fair market method prescribed in SFAS 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below.

	2002	2001
Net income, as reported	$4,784,048	$235,905
Deduct: Total stock-based compensation expense determined using the fair value method for all awards, net of related tax effects	—	(115,050)

Pro forma net income	$4,784,048	$120,855

Net income per share:
Basic—as reported	$1.47	$0.07
Basic—pro forma	1.47	0.04
Diluted—as reported	1.46	0.07
Diluted—pro forma	1.46	0.04

  J. Environmental Remediation Costs

        The Company accrues for capital improvements and expenses associated with environmental remediation obligations when such improvements and expenses are probable and reasonably estimable. Those accrued costs of future expenditures are not discounted because of uncertainties related to the timing of payment.

  K. Deferred Financing Costs

        Direct costs incurred in connection with obtaining financing are capitalized and amortized over the terms of the related debt instrument. As of December 31, 2002, total financing costs of $229,099 were capitalized of which $77,614 was amortized to interest.

2. Mining Operations of the Company:

        The Company is presently maintaining its inactive mine properties in Park City, Utah. No actual mining operations have taken place since 1982.

        The Company is unable to predict when, if ever, it will be economically feasible for the Company or another company to resume mining operations on its properties. The economic feasibility of resuming mining operations will depend upon, among other things, an increase in metals prices and the resolution of technical problems such as groundwater problems and certain milling applications. The Company cannot currently predict the metals prices which would allow for economic mining operations. If the Company or another operator resumes active mining operations on the properties, it would be necessary to update or acquire certain additional permits, licenses or approvals from the appropriate governmental agencies. If necessary, the Company will record an impairment in the carrying value of mining property and equipment.

        From time to time the Company performs underground tunnel maintenance and repair services for other entities.

3. Notes Receivable:

        During October 2002, the Company completed the sale of a townhouse site for $6,000,000 from the first phase of the Flagstaff Mountain Resort. The proceeds from the sale of that site included a $1,500,000 note receivable due in nine months. Interest payments are scheduled to be paid monthly with the interest rate escalating each month of the term. During February 2003, the Company received a $1,000,000 payment in addition to the monthly interest payment.

4. Financing:

        The Company believes that anticipated cash flows from operations and debt refinancing will provide sufficient funds to meet the Company's debt payment requirements.

        In May 2000, the Company received a financing commitment from a local bank totaling $725,000, for the purpose of installing improvements to four other lots in the Deer Crest development. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2002). During October 2000 two of the lots collateralizing the note were sold. Upon sale of the lots the outstanding balance was paid and the commitment was reduced to $250,000. The collateral was reduced from four to two Deer Crest lots with related improvements. The Company renewed the loan during 2002 with a termination date of August 1, 2003. The Company had drawn $250,000 against the loan at December 31, 2002.

        During October 2000 the Company secured a $1,000,000 revolving line-of-credit. Upon renewal in 2002 the line was increased to $2,000,000. The purpose of this financing is to supplement cash flow needs of the Company. Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel. Interest on the outstanding borrowings is paid monthly at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2002). The maturity date is October 1, 2003. The Company had drawn $1,992,000 against the loan at December 31, 2002. The Company incurred loan costs and fees of $20,035 which have been capitalized in deferred financing costs and are being amortized over the life of the loan. As of December 31, 2002, $4,089 of the loan costs have been amortized and capitalized to deferred development costs.

        During December 2001, the Company obtained a financing commitment from a local bank totaling $365,000, for the purpose of installing improvements to a single residential lot known as 7.2b. Interest on the outstanding borrowings is paid monthly at the bank's prime lending rate. The intial loan term ended January 1, 2003. The Company had drawn $22,548 against the loan at December 31, 2002. The Company is currently negotiating to renew this construction loan.

        During June 2002, the Company obtained a $17,300,000 loan commitment for the purpose of installing improvements to the Flagstaff Mountain Resort Phase 1 development. Borrowings are collateralized by approximately 32 acres of land known as Flagstaff Mountain Resort Phase 1 in Summit County and approximately 10 acres of land known as the Jordanelle Commerce Park in Wasatch County. Interest on the outstanding borrowings is paid monthly at 3% above the bank's 30-day LIBOR rate (30-day LIBOR was 1.3800% at December 31, 2002). The maturity date is January 1, 2004, subject to the Company's right to extend, as per the terms of the note, the maturity date to July 1, 2004. The loan agreement provisions define the required payments prior to release of collateral and provide for the reduction of the loan commitment in the amount of any collateral release payments the Company makes to the bank. The collateral release payments are deposited into a restricted cash account. Development disbursements are made first from the restricted cash account and then from loan proceeds. During 2002, $8,908,329 of collateral release payments and interest was deposited and $8,908,329 was disbursed from the restricted cash account on project costs. As of December 31, 2002, the commitment balance was $8,391,671 and the Company had drawn $1,634,153 against the reduced commitment. The Company incurred loan costs and fees of $209,064 which have been capitalized in deferred financing costs and are being amortized over the life of the loan. As of December 31, 2002, $73,525 of the loan costs have been amortized and capitalized to deferred development costs.

        The Company financed the purchase of one vehicle in October of 2001 for $32,695 and another vehicle in December of 2001 for $37,297. Each installment contract has 36 equal monthly payments. The monthly installment total is $1,944. The December 31, 2002 outstanding balance for the contracts is $44,717.

        In July 1999, the Company entered into a letter of understanding to pursue a joint venture with DMB (refer to Note 1—F. Real Estate) which was terminated on January 17, 2001. Under the agreement, the Company became obligated to reimburse DMB for the joint venture development costs of $2,445,030. These costs are due in January 2004 with accrued interest calculated at the lower of the prime rate or ten (10%) percent per annum compounded annually. The balance including accrued interest at December 31, 2002, is $2,727,879.

        During March 2002, the Company's majority stockholder (refer to Note 13), advanced to the Company $225,000 for the purpose of purchasing directors and officers liability insurance. The Company received an advance of $190,000 during the month of July 2002 to supplement the Company's working capital. As of December 31, 2002, $13,981 interest was accrued at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2002), for a total outstanding balance of $428,981 which is unsecured and due on demand.

        During the years ended December 31, 2002 and 2001, the Company incurred interest costs of $373,164 and $211,536, respectively. In 2002, $373,164 and in 2001 $191,776 of interest costs were capitalized to deferred development costs.

        The Company entered into an operating lease for the use of a vehicle during 2001.

        Future principal and lease payments as of December 31, 2002 are as follows:

Year	2003	2004	2005	2006	2007	Total
Vehicle Financing	$23,331	$21,386	$—	$—	$—	$44,717
Revolving Line-of-Credit	1,992,000	—	—	—	—	1,992,000
Improvement Loans	275,099	1,634,153	—	—	—	1,909,252
DMB Payable	—	2,445,030	—	—	—	2,445,030
Stockholder Advances	415,000	—	—	—	—	415,000

Total Principal Payments	$2,705,430	$4,100,569	$—	$—	$—	$6,805,999

Operating Lease	$6,342	$4,228	$—	$—	$—	$10,570

5. Ski Leases:

        The Company has leased certain surface rights representing approximately 5,273 acres to Greater Park City Company for use in its resort operations. Greater Park City Company has assigned some of its rights in a separate lease to Deer Valley Resort Company. The term of each lease has been extended to April 30, 2011 by notice to the Company. The lessees have the right to extend each lease for two additional periods of 20 years each. Annual rentals are calculated as a percent of Gross Ski

Revenue as defined by the lease agreement and subsequent amendments thereto, but not less than a minimum annual rental fee of fifty cents per acre leased. Greater Park City Company and Deer Valley Resort Company paid United Park for the 2000-01 ski season, a total of $192,395 and for the 2001-02 ski season, a total of $148,670.

6. Income Taxes:

        The income tax provision for the years ended December 31, 2002 and 2001 consists of the following:

	2002	2001
Continued Operations:
Current tax provision	$300	$—
Deferred tax provision	—	—

Total income tax provision	$300	$—

        The reported provision for income taxes varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to income before taxes for the following reasons.

	2002	2001
Federal statutory tax provision	$1,626,678	$80,208
Increase (reduction) in taxes resulting from:
State income taxes (net of federal benefit)	157,725	7,785
Change in valuation allowance	(1,801,305)	(191,461)
Expiration of Federal NOL	—	91,837
Other	17,202	11,631

Income tax provision	$300	$—

        As of December 31, 2002, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $14,432,749 and $1,430,323 respectively, which will expire between 2006 and 2022 if not used to reduce future taxable income.

        The components of the net deferred tax asset and liability as of December 31, 2002 are as follows:

Deferred tax assets:
Tax net operating loss carry forwards	$4,954,336
Tax credit carry forwards	9,005
Contributions carry forwards	1,994
Gain on sale of assets	612,589
Remediation	193,582
Valuation allowance	(5,726,454)

Total deferred tax asset	45,052
Deferred tax liability:
Excess tax depreciation and amortization	(45,052)

Net deferred tax asset	$—

        The valuation allowance at December 31, 2002 has been provided to reduce the total deferred tax asset to the amount which is considered more likely than not to be realized. The net decrease in the valuation allowance for the year ended December 31, 2002 was $1,210,521, which reflects an NOL added during 2002 and a corresponding increase in the valuation allowance.

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

	Mine Maint.	Real Estate	Other	Total
December 31, 2002:
Revenue	$73,421	$13,432,363	$2,686	$13,508,470
Operating income (loss)(1)	(2,186,260)	8,203,195	(1,232,587)	4,784,348
Identifiable assets	274,774	35,350,745	469,068	36,094,587
Depreciation	23,366	10,539	16,350	50,255
Capital expenditures, including deferred real estate development costs	29,115	13,077,720	111,015	13,217,850
	Mine Maint.	Real Estate	Other	Total
December 31, 2001:
Revenue	$117,454	$5,875,825	$28,422	$6,021,701
Operating income (loss)(1)	(1,931,967)	2,969,568	(801,696)	235,905
Identifiable assets	514,101	24,874,860	681,737	26,070,698
Depreciation	21,557	3,270	14,493	39,320
Capital expenditures, including deferred real estate development costs	36,347	6,762,913	7,555	6,806,815

(1)
Earnings (loss) before taxes

        All of the segment revenues are derived from within the United States and all segment assets are located in the United States. The Real Estate segment had five customers in 2002 with total revenues of $12,550,000 and two customers in 2001 with total revenues of $3,658,400, which individual customers revenues exceeded 10% of the Company's total revenues. The real estate sales are one-time sales to various customers and are not expected to recur due to the nature of real estate transactions.

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

        The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate. Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site. Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site

        Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL. As a result of the EPA's evaluation of the Richardson Flat Tailings site, United Park may be advised to continue its current environmental monitoring and practices at the site under its Utah Pollutant Discharge Elimination System ("UPDES") permit, or the Company may be required to undertake additional stabilization or remediation activities on this portion of its mining property to comply with the standards for disposal of mining wastes under CERCLA. In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation. Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required. On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study ("Focused RI/FS") to determine if any remedial action may be warranted at Richardson Flat. The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat which was expected to be incurred over the following three years. The Company accrued an additional $418,980 during 2002. The accrued balance as of December 31, 2001 was $518,987. The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS. On December 4, 2001, the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the "December Letter"). In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable. During 2002, the Company received an additional demand for response costs of $110,318 for the period of October 1, 2001 through September 30, 2002. Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demand. A demand of this nature is typical at this type of site, and United Park anticipates that a significant amount of the demand will be paid by the other potentially responsible parties. Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 2002. The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat. Management believes, if the development of the recreation complex takes place, any remedial issues which might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved. However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

        The Company's Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") database. CERCLIS is EPA's comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program. However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party's liability, nor does it represent a finding that any response action is warranted. For example, EPA may decide a site does not warrant further action and discontinue any further site investigation. In an (undated) letter to the Company received in March 2002, EPA stated that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site. In addition, in the same letter, EPA stated it has determined that conditions of certain parcels of Empire Canyon within the Company's Flagstaff project do not warrant federal superfund involvement. The Company previously reported in its filings for the first and second quarters of 2002 that it was negotiating an Administrative Order on Consent ("AOC") with EPA to perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine if any action is warranted in Empire Canyon. However, the AOC to perform an EE/CA was executed by the Company on May 9, 2002. A draft EE/CA has been completed and delivered to the agencies for their consideration, but the decision regarding when and if any removal or remediation may be required has not been made. As of the date of the execution of the AOC to perform an EE/CA and throughout the remainder of fiscal year 2002, the Company did not have sufficient information to estimate the future costs of the removal or remediation work to be completed. Subsequently, the Company has obtained sufficient information to estimate those costs and projected $1,174,753 as its best estimate of future costs to be spent on Empire Canyon over multiple years. The Company has accrued this liability as of December 31, 2002, with a corresponding increase in deferred development costs. At this time, United Park is unable to determine the effect, if any, this will have, beyond the amount recognized during 2002, on its results of operations or financial position.

        Since United Park has conducted its mine maintenance operations in material compliance with current reclamation statutes and regulations, in management's opinion, United Park is not liable for reclamation costs associated with its mining properties. However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines. If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

9. Retirement Savings Plan:

        The Company has a contributory 401(k) Retirement Savings Plan covering all employees who have completed three months of continuous service and have attained the age of 21. Under the provisions of the Plan, the Company contributes $0.50 for each dollar contributed by eligible employees up to a limit of $1,000 per employee per year. Company contributions are 50% vested after two years and 100% vested after three years of continuous service. Total Company contribution and administrative expense for the plan in 2002 and 2001 was $21,019 and $24,268, respectively.

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

        No options may be granted under the Plan after June 10, 2003. Options granted under the Plan generally vest immediately and are exercisable in such installments and for such periods as specified by the Board of Directors at the time of grant, but may not be exercisable more than ten years after the date of grant (five years for shareholders owning 10% or more of the Company's outstanding stock). At December 31, 2002, a total of 20,000 shares were available for grants of additional options under the plan.

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

        Presented below is a summary of stock option plan activity for the years shown:

	Option	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
Balance, December 31, 2000	85,833	$15.658	85,833	$15.658
Granted	15,000	19.350	15,000	19.350
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance, December 31, 2001	100,833	$16.207	100,833	$16.207
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance, December 31, 2002	100,833	$16.207	100,833	$16.207

        The following table summarizes information for options outstanding and exercisable at December 31, 2002:

				Options Outstanding and Exercisable
Range of Prices			Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
		$ 6.874	33,333	2	$6.874
		$28.375	22,500	6	$28.375
		$15.880	30,000	8	$15.880
		$19.350	15,000	9	$19.350

$6.874	-	$28.375	100,833	6	$16.207

  Pro Forma Fair Value Disclosures

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001
Expected life of option	—	10 years
Risk-free interest rate	—	5.00%
Expected volatility of United Park City Mines Company stock	—	8.6%
Expected dividend yield on United Park City Mines Company stock	—	0.0%

        The weighted average fair value of options granted during 2002 and 2001 is as follows:

	2002	2001
Fair value of each option granted	—	$7.67
Total number of options granted	—	15,000
Total fair value of all options granted	—	$115,050

11. Termination of Agreement and Plan to Merger:

        On August 26, 2002, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, owners of more than a majority of the Company's stock ("Majority Stockholders"), Capital Growth Partners, LLC ("CGP") and CGP Acquisition, Inc. ("CGP Acq."). On October 2, 2002, the Company and the Majority Stockholders terminated the Merger Agreement as a result of CGP's failure to close the transactions contemplated by the Merger Agreement.

12. Financial Statement Presentation:

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation. These reclassifications have no effect on net income, total assets, total liabilities or stockholders' equity.

13. Related Party Transactions:

        During March 2002, the Company's majority stockholder, advanced to the Company $225,000 for the purpose of purchasing directors and officers liability insurance. The Company received an advance of $190,000 during the month of July 2002 and as of March 21, 2003, received advances totalling $456,000 during 2003 to supplement the Company's working capital. (Refer to Note 4). As of December 31, 2002, $13,981 interest was accrued at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2002), for a total outstanding balance of $428,981 which is unsecured and due on demand.

14. Sale of Assets:

        On August 16, 2002, the Company sold certain water rights; certain mine tunnels and related mining equipment to Jordanelle Special Service District ("JSSD") while retaining easement and mineral rights to the properties sold. In return for conveying these assets to JSSD, the Company received rights to certain limited rights to water usage and was relieved of the future costs of maintaining the assets sold. These assets were not historically generating sufficient revenues to cover maintenance costs, which resulted in significant cash outflow for the Company. The disposal of these assets resulted in a net loss of $729,693.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 20, 2003, under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)," and is incorporated by reference into this Annual Report.

Item 10. Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 20, 2003, under the caption "Executive Compensation" and is incorporated by reference into this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be contained in the Company's definitive Proxy Statement with respect to its Annual Meeting of Stockholders to be held on May 20, 2003, under the caption "Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)," and is incorporated by reference into this Annual Report.

Item 12. Certain Relationships and Related Transactions

        During March 2002, the Company's majority stockholder advanced to the Company $225,000 for the purpose of purchasing directors and officers liability insurance. The Company received an advance of $190,000 during the month of July 2002 and as of March 21, 2003 received advances totalling $456,000 during 2003 to supplement the Company's working capital. (Refer to Notes 4 and 13). As of December 31, 2002, $13,981 interest was accrued at 1/2 percent above the bank's prime lending rate (prime rate was 4.75% at December 31, 2002), for a total outstanding balance of $428,981 which is unsecured and due on demand. The Company believes the terms of the advances are similar to those that the Company could have obtained from unrelated parties.

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
10.10	Employment Agreement dated June 1, 1994 by and between United Park City Mines Company and Hank Rothwell(6)
10.11	Incentive Stock Option Agreement dated June 27, 1994 by and between United Park City Mines Company and Hank Rothwell(6)
10.12	Incentive Stock Option Agreement dated August 2, 1994 by and between United Park City Mines Company and Edwin L. Osika, Jr.(6)
10.13	Employment Agreement dated June 1, 1997 by and between United Park City Mines Company and Hank Rothwell(8)
10.14	Agreement of Purchase and Sale of Assets between New Quincy Mining Company as Seller and United Park City Mines Company, dated December 31, 1997(9)
10.15	Agreement of Purchase and Sale of Assets between Lucky Bill Mining Company as Seller and United Park City Mines Company, dated December 31, 1997(9)
10.16	Employment Agreement dated June 1, 2000 by and between United Park City Mines Company and Hank Rothwell(10)
22.1	Subsidiaries of the Registrant(3)
99	Prospectus which is a part of the Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission(11)

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

(8)
Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999

(9)
Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 19, 1998

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

(11)
Incorporated by reference from the Registrant's Form S-3, Amendment No. 1, dated April 8, 1998, filed by the Company with the Securities and Exchange Commission

(b)
Reports on Form 8-K:

          None

Item 14. Controls and Procedures

        Within 90 days prior to the date of this report, United Park carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's chief executive officer and chief financial officer have concluded that, subject to the limitations noted below, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in United Park's periodic Securities and Exchange Commission reports.

        In evaluating the Company's controls and procedures, our management has recognized that control systems can provide only reasonable, but not absolute, assurance that the objectives of the control system are met, assurance that the design of the Company's control system must reflect that United Park is subject to a number of resource constraints, and that the benefits of the Company's control system must be considered relative to its cost.

        Because of the inherent limitations in all control systems, the Company's management also believes that no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within United Park have been detected, or will be detected in the future. These inherent limitations include limitations relating to decision-making functions, breakdowns that can occur because of simple error or mistake and other activities that do not rise to the level of fraud. Controls can also be circumvented by individual acts of some persons, by collusions of people, by management override of the controls and procedures that the Company has put into place, or because the degree of compliance with the policies and procedures may deteriorate.

        In evaluating the Company's controls and procedures, management has identified certain non-material changes to its existing controls and procedures which management believes will make United Park's control system more effective. The Company's management believes that those changes, if implemented, would not constitute a significant change in the Company's internal controls.

        Since the date of the last evaluation of the United Park's control system, the Company has not made any significant changes in its internal controls or other factors that would significantly affect those controls subsequent to the date of that evaluation.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARK CITY MINES COMPANY (Registrant)
April 29, 2003 Date	s/ HANK ROTHWELL Hank Rothwell President, Chief Executive Officer, and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ JOSEPH S. LESSER Joseph S. Lesser	Director	April 29, 2003 Date
/s/ PETER S. DUNCAN Peter S. Duncan	Director	April 29, 2003 Date
/s/ ALAN L. GORDON Alan L. Gordon	Director	April 29, 2003 Date
/s/ RONALD S. KROLICK Ronald S. Krolick	Director	April 29, 2003 Date
/s/ MARK MASHBURN Mark Mashburn	Director	April 29, 2003 Date
/s/ HANK ROTHWELL Hank Rothwell	President, Chief Executive Officer, and Director	April 29, 2003 Date
/s/ MICHAEL R. SALMOND Michael R. Salmond	President, Chief Executive Officer, and Director	April 29, 2003 Date

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of United Park City Mines Company (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hank Rothwell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)
I have reviewed this Report on Form 10-KSB of the Company;

(2)
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Report;

(3)
Based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this Report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining internal disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b)
evaluated the effectiveness of the registrant's internal disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c)
presented in this Report our conclusions about the effectiveness of our internal disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ HANK ROTHWELL Hank Rothwell Chief Executive Officer April 29, 2003

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of United Park City Mines Company (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Salmond, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)
I have reviewed this Report on Form 10-KSB of the Company;

(2)
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Report;

(3)
Based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this Report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining internal disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b)
evaluated the effectiveness of the registrant's internal disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c)
presented in this Report our conclusions about the effectiveness of our internal disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(7)
The registrant's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ MICHAEL R. SALMOND Michael R. Salmond Chief Financial Officer April 29, 2003

QuickLinks

  PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET December 31, 2002
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended December 31, 2002 and 2001
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 2002 and 2001
UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, 2002 and 2001
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
  Item 14. Controls and Procedures
SIGNATURES
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002