Form 10QSB
period 2003-03-31
UNITED PARK CITY MINES CO
filed 2003-05-15
CIK 101424

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2003

or

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of May 5, 2003: 3,249,411 shares

Transitional Small Business Disclosure Format (check one):  Yes  ☐  ; No  ☒.

Form 10-QSB

United Park City Mines Company

March 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2003
ASSETS:
Cash and cash equivalents	$77,467
Accounts receivable	211,983
Notes receivable	501,356
Prepaid expenses	140,636
Restricted cash	589,256
Other	56,100
1,576,798

Real Estate:
Deferred development costs	22,130,130

Property and Equipment:
Mine shaft, buildings and equipment	749,586
Construction-in-progress	83,365
Resort facilities	58,077
Less accumulated depreciation	(531,647)
359,381

Land less accumulated depletion of $1,062,190	12,258,439
Deferred financing costs less accumulated amortization of $116,291	112,808
12,730,628

Total assets	$36,437,556

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Accounts payable	$727,614
Accrued liabilities	445,246
Stockholder advances	975,172
Bank notes payable	4,225,224
Accrued development costs	2,145,110
Joint venture termination reimbursement accrual	2,746,950
Accrued remediation costs	1,636,232

Total liabilities	12,901,548

Commitments and contingencies (Notes 5, 6 and 8)

Stockholders’ equity:
Capital stock, $.01 par value:	32,494
Authorized: 3,750,000 shares Issued: 3,249,411 shares
Capital in excess of par value	41,982,640
Accumulated deficit	(18,295,342)
23,719,792

Less cost of treasury stock - 1,294 shares	(183,784)

Total stockholders’ equity	23,536,008

Total liabilities and stockholders’ equity	$36,437,556

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Real estate sales	$—	$200,000
Interest	13,463	193
Royalties and rentals	115,600	136,400
Other	19	26,888
	129,082	363,481
Expenses:
Cost of lot sales and selling expenses	—	91,039
Other real estate costs	55,547	57,964
General and administrative costs	354,562	357,165
Mine maintenance and administrative costs	149,206	435,185
Depreciation	10,559	10,257
Interest	—	23,220
	569,874	974,830

Loss before income taxes	(440,792)	(611,349)

Income tax benefit	—	—

Net Loss	$(440,792)	$(611,349)

Basic and diluted net loss per share	$(.14)	$(.19)

Basic and diluted weighted average number of shares outstanding	3,249,411	3,249,411

The accompanying notes are an integral part of the consolidated financial statements.

UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net Loss	$(440,792)	$(611,349)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,559	10,257
Increase (decrease) from changes in:
Restricted cash	(589,256)	—
Accounts receivable	(104,729)	(93,938)
Notes receivable	1,001,726	—
Prepaid expenses, inventory and other assets	11,424	(162,241)
Deferred real estate development costs	(782,007)	(605,786)
Deferred financing costs	38,677	—
Accounts payable and accrued liabilities	3,643	355,353
Accrued development costs	(6,891)	(148,954)
Joint venture termination reimbursement accrual	19,071	28,636
Accrued remediation costs	(57,508)	(51,952)
Total adjustments	(455,291)	(668,625)
Net cash used by operating activities	(896,083)	(1,279,974)

Cash flows from investing activities:
Construction-in-progress	—	(32,237)
Capital expenditures	(2,145)	(11,345)
Net cash used by investing activities	(2,145)	(43,582)

Cash flows from financing activities:
Proceeds from bank notes	284,051	1,197,931
Principal payments on bank notes	(4,796)	(5,833)
Stockholder advances	546,191	225,000
Net cash provided by financing activities	825,446	1,417,098

Net increase (decrease) in cash and cash equivalents	(72,782)	93,542
Cash and cash equivalents-beginning of period	150,249	22,146

Cash and cash equivalents-end of period	$77,467	$115,688

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 2. UNITED PARK CITY MINES COMPANY AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Annual Report to Stockholders of United Park City Mines Company (hereinafter “United Park” or “the Company” or “the Registrant”) for the year ended December 31, 2002.

B.  Management’s Representation

The Registrant, without audit, has prepared the consolidated balance sheet as of March 31, 2003 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and March 31, 2002.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003 and for all periods presented, have been made.

C.  Liquidity

The Company believes that cash and cash equivalents at March 31. 2003, plus cash flows from the sale of real estate and proceeds from bank financing will be sufficient to fund its ongoing operations in 2003.  If sufficient real estate sales do not occur as anticipated, the Company has various parcels of real estate that management believes could be used as collateral for borrowings to provide the cash flows necessary to fund its on going operations in 2003.  The Company is currently negotiating with a local bank to establish an additional debt funding source.  As discussed in Notes 7 and 9, the majority stockholder has been providing advances to the Company to supplement working capital requirements.

As discussed in Form 10-KSB as of December 31, 2002, the Company has $2.7 million of debt obligations that are due in 2003.  The Company is dependent on future real estate sales; additional debt financing or other sources to fund its ongoing operations and debt service requirements in 2003.  There can be no assurance that the Company will be able to achieve sufficient real estate sales, obtain additional debt financing or funding from other sources in 2003 to fund its cash requirements.

NOTE 2 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock issued to Employees.”  Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

In 1996, Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” became effective for the Company.  SFAS 123, as amended by SFAS No. 148, which prescribes the recognition of compensation expense based on fair market value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.  No stock options were granted in either 2002 or 2003.  Had compensation cost for the Company’s stock options been determined based on the fair market method prescribed in SFAS 123, the Company’s pro forma net income and net income per share would not have changed from the amounts reported in the accompanying financial statements.

NOTE 3 - INDUSTRY SEGMENTS

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

March 31, 2003:	Mine Maint.	Real Estate	Other	Total
Revenue	$—	$128,942	$140	$129,082
Operating income (loss)(1)	(154,243)	27,141	(313,690)	(440,792)
Identifiable assets	271,881	35,679,712	485,963	36,437,556
Depreciation	5,037	2,648	2,874	10,559
Capital expenditures, including deferred real estate development costs	2,145	1,564,014	—	1,566,159

March 31, 2002:	Mine Maint.	Real Estate	Other	Total
Revenue	$26,761	$336,400	$320	$363,481
Operating income (loss)(1)	(414,023)	138,452	(335,778)	(611,349)
Identifiable assets	538,016	25,489,122	1,032,392	27,059,530
Depreciation	5,599	803	3,855	10,257
Capital expenditures, including deferred real estate development costs	—	686,272	36,154	722,426

(1)               Earnings (loss) before taxes

NOTE 4 – NOTES RECEIVABLE

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

NOTE 5 – BANK FINANCING

The Company has a financing commitment from a local bank totaling $250,000.  Interest on the outstanding borrowings is accrued monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.25% at March 31, 2003).  The loan has two Deer Crest lots with related improvements as collateral.  The Company renewed the loan during 2002 with a termination date of August 1, 2003.  The Company had drawn $255,562 against the loan at March 31, 2003.

The Company has a $2,000,000 revolving line-of-credit.  The purpose of this financing is to supplement cash flow needs of the Company.  Borrowings are collateralized by approximately 16 acres of land known as the Spiro Tunnel.  Interest on the outstanding borrowings is paid monthly at ½ percent above the bank’s prime lending rate (prime rate was 4.25% at March 31, 2003).  The maturity date is October 1, 2003.  The Company had drawn $2,000,000 against the loan at March 31, 2003.  The Company incurred loan costs and fees of $20,035 which have been capitalized in deferred financing costs and are being amortized over the life of the loan.  As of March 31, 2003, $9,346 of the loan costs have been amortized and capitalized to deferred development costs.

The Company has a financing commitment from a local bank totaling $365,000, for the purpose of installing improvements to a single residential lot known as 7.2b.  Interest on the outstanding borrowings is paid monthly at the bank’s prime lending rate (prime rate was 4.25% at March 31, 2003).  The intial loan term ended January 1, 2003.  The Company had drawn $22,797 against the loan at March 31, 2003.  The Company signed a loan modification and extension agreement April 29, 2003 with a maturity date of July 1, 2004.

During June 2002, the Company obtained a $17,300,000 loan commitment for the purpose of installing improvements to the Flagstaff Mountain Resort Phase 1 development.  Borrowings are collateralized by approximately 32 acres of land known as Flagstaff Mountain Resort Phase 1 in Summit County and approximately 10 acres of land known as the Jordanelle Commerce Park in Wasatch County.  Interest on the outstanding borrowings is paid monthly at 3% above the bank’s 30-day LIBOR rate (30-day LIBOR was 1.3000% at March 31, 2003).  The maturity date is January 1, 2004, subject to the Company’s right to extend, as per the terms of the note, the maturity date to July 1, 2004.  The loan agreement provisions define the required payments prior to release of collateral and provide for the reduction of the loan commitment in the amount of any collateral release payments the Company makes to the bank.  The collateral release payments are deposited into a restricted cash account.  Development disbursements are made first from the restricted cash account and then from loan proceeds.  During 2002 and 2003, $9,813,397 of collateral release payments and interest was deposited and $9,224,141 was disbursed from the restricted cash account on project costs.  As of March 31, 2003, the commitment balance was $7,486,603 and the Company had drawn $1,906,944 against the commitment.  The Company incurred loan costs and fees of $209,064 which have been capitalized in deferred financing costs and are being amortized over the life of the loan.  As of March 31, 2003, $106,946 of the loan costs have been amortized and capitalized to deferred development costs.

The Company financed the purchase of one vehicle in October of 2001 for $32,695 and another vehicle in December of 2001 for $37,297.  Each installment contract has 36 equal monthly payments.  The monthly installment total is $1,944.  The March 31, 2003 outstanding balance for the contracts is $39,921.

During the quarters ended March 31, 2003 and 2002, the Company incurred interest costs of $105,679 and $23,220, respectively.  In 2003 and 2002, $105,679 and $-0-, respectively, of interest costs were capitalized to deferred development costs.

NOTE 6 – JOINT VENTURE TERMINATION REIMBURSEMENT ACCRUAL

In July 1999, the Company signed a Letter of Understanding with Arizona-based DMB Associates, Inc. (“DMB”) to pursue a joint venture partnership to develop Flagstaff Mountain and Bonanza Mountain Resorts.  The joint venture was formed on June 15, 2000.  Under the terms of the joint venture’s operating agreement, the Company was entitled to terminate the joint venture prior to September 30, 2000, if it did not approve a business plan or budget provided by DMB for the development of subject properties.  The parties to the joint venture agreement were unable to agree upon or approve the business plan by September 30, 2000, and mutually agreed to extend the date by which such approval would be required to January 17, 2001.  The joint venture was terminated by the terms of the operating agreement at the expiration of the extension period.  The Company, as required by the operating agreement, will reimburse joint venture development costs of $2,445,030 and accrued interest to DMB in January of 2004.  Interest is accrued at the lower of the prime rate (prime rate was 4.25% at March 31, 2003) or 10% compounded yearly.  The total 2003 accrued interest of $19,071 at March 31, 2003 has been capitalized into deferred development costs-other.  The balance including accrued interest at March 31, 2003, is $2,746,950.

NOTE 7 – RELATED PARTY TRANSACTION

During 2002 and 2003, the Company’s majority stockholder advanced to the Company $954,000 to supplement the Company’s working capital.  During the quarter ended March 31, 2003, $7,191 interest was accrued at ½ percent above the bank’s prime lending rate (prime rate was 4.25% at March 31, 2003), for a total outstanding balance of $975,172 which is unsecured and due on demand.

NOTE 8 – CONTINGENCIES

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

The NPL has been established by the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) to identify, inventory, and prioritize sites which warrant further investigation to assess the nature and extent of any public health and environmental risks associated with the site and to determine what remedial action, if any, may be appropriate.  Inclusion of a site on the NPL does not establish that the EPA will necessarily require remedial action for the site.  Listing on the NPL does not establish that any remedial action by the EPA or any private party is necessary nor does listing determine any liability for the cost of any remediation at the site

Numerous mining properties throughout the United States owned by other entities are currently proposed for listing or are listed on the NPL.  In 1983, United Park began a containment program, which is now substantially complete, to cover the Richardson Flat Tailings area with topsoil and seed the site for vegetation.  Management is not now able to accurately predict whether the Richardson Flat Tailings site will be listed on the NPL and, if it is listed, whether further remedial actions will be required.  On September 27, 2000, United Park executed an Administrative Order on Consent with the EPA to perform a voluntary Focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.  The Company accrued $630,000 in 1999 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat that was expected to be incurred over the following three years.  The Company accrued an additional $418,980 during 2002.  The accrued balance as of March 31, 2003 was $472,350.  The Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.  On December 4, 2001, the EPA issued a letter to all potentially responsible parties, including United Park and three other mining companies, demanding that it be reimbursed $562,231, plus interest from the date of the letter, for past response costs under CERCLA (the “December Letter”).  In addition, the EPA stated in its December Letter that it anticipates additional funds may be expended at Richardson Flat for which United Park may be liable.  During 2002, the Company received an additional demand for response costs of $110,318 for the period of October 1, 2001 through September 30, 2002.  Although the liability of the Company is joint and several, EPA is currently negotiating with the Company and the other responsible parties regarding the demands.  A demand of this nature is typical at this type of site, and United Park anticipates that the other potentially responsible parties will pay a significant amount of the demands.  Management is, at this time, unable to estimate the amount or range of the potential response cost to the Company beyond what was accrued in 2002.  The Company has engaged in the study and evaluation of the development of a recreation complex in the area of Richardson Flat.  Management believes, if the development of the recreation complex takes place, any remedial issues that might be identified during the study or the development related to the Richardson Flat Tailings site could be resolved.  However, should substantial remediation be required at the site beyond the scope of any development and should United Park be designated as a potentially responsible party and it is later determined that United Park is a responsible party liable for remediation, those costs could be substantial to the Company.

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

The Company’s Empire Canyon property has been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLIS”) database.  CERCLIS is EPA’s comprehensive database and management system that inventories and tracks releases addressed, or needing to be addressed, by the CERCLA program.  However, inclusion of a site or area in the CERCLIS database does not represent a determination of a party’s liability, nor does it represent a finding that any response action is warranted.  For example, EPA may decide a site does not warrant further action and discontinue any further site investigation.  In an (undated) letter to the Company received in March 2002, EPA stated that it does not presently consider the Flagstaff properties to be part of the Empire Canyon CERCLIS site.  In addition, in the same letter, EPA stated it has determined that conditions of certain parcels of Empire Canyon within the Company’s Flagstaff project do not warrant federal superfund involvement.  A draft EE/CA has been completed and delivered to the agencies for their consideration, but the decision regarding when and if any removal or remediation may be required has not been made.  The Company estimated $1,174,753 as its best estimate of future costs to be spent on Empire Canyon over multiple years.  The Company has accrued this liability as of December 31, 2002, with a corresponding increase in deferred development costs.  As of March 31, 2003, the Company has made expenditure that reduced the liability to the balance of $1,163,882.  At this time, United Park is unable to determine the effect, if any, this will have, beyond the amount recognized during 2002, on its results of operations or financial position.

Since United Park has conducted its mine maintenance operations in material compliance with current reclamation statutes and regulations, in management’s opinion, United Park is not liable for reclamation costs associated with its mining properties.  However, if United Park ever elects to cease its mine maintenance operations, the Company may choose to permanently restrict access to its mines.  If management chooses to perform certain elective reclamation of its surface areas disturbed by past mining operations, management believes that such reclamation and access restriction costs would be minimal.

NOTE 9 – SUBSEQUENT EVENTS

From April 1, 2003, to May 7, 2003, the Company has received advances of $209,146 from the major stockholder.

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

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s cash balance decreased $72,782 during the first three months of 2003, providing a balance of $77,467 as of March 31, 2003.  The Company will use a portion of the March 31, 2003 cash balance; a portion of the anticipated cash flows from real estate sales by Blue Ledge Corporation (hereinafter “Blue Ledge”), bank financing and other sources to fund its future operations.  During the first three months of 2003, the Company’s operating and investing activities were funded primarily by the cash balance reduction of $72,782, the receipt of a $1,000,000 note receivable payment, net proceeds from bank financing of $284,051 and $546,191 from stockholder advances.

The Company believes that cash and cash equivalents at March 31. 2003, plus cash flows from the sale of real estate and proceeds from bank financing will be sufficient to fund its ongoing operations in 2003.  If sufficient real estate sales do not occur as anticipated, the Company has various parcels of real estate that management believes could be used as collateral for borrowings to provide the cash flows necessary to fund its on going operations in 2003.  The Company is currently negotiating with a local bank to establish an additional debt funding source.  As discussed in Notes 7 and 9, the majority stockholder has been providing advances to the Company to supplement working capital requirements.

As discussed in Form 10-KSB as of December 31, 2002, the Company has $2.7 million of debt obligations that are due in 2003.  The Company is dependent on future real estate sales; additional debt financing or other sources to fund its ongoing operations and debt service requirements in 2003.  There can be no assurance that the Company will be able to achieve sufficient real estate sales, obtain additional debt financing or funding from other sources in 2003 to fund its cash requirements.

Real Estate

The Company’s wholly owned subsidiary, Blue Ledge did not sell any of the Company’s available properties during the three months ended March 31, 2003, which include the Flagstaff Phase I properties, the two Deer Crest Lots, the Hidden Meadows lot, the Commerce Park at Keetley and the 55 acre ski-in ski-out lot.

The Company has one property under contract to close at the end of May for a gross sales price of $575,000.

Results of Operations

2003 Compared with 2002

Blue Ledge did not have any lot sales during the three-month period ended March 31, 2003.  During the same period in 2002, Blue Ledge sold one Hidden Meadows lot for a profit of $126,942 or 63% of the gross sales price.

The Company’s interest income increased $13,270 to $13,463 during the first three months of 2003 as compared to the same period in 2002 due primarily to the Note Receivable from the sale of the townhouse site in Flagstaff Phase I in October 2002.

Royalty and rental revenues decreased $20,800 or 15% during the three months ended March 31, 2003 when compared to the same period in 2002.  While the ski lease revenue remained unchanged, the primary reason for the decrease is a reduction of the building rental income.

Other revenues decreased $26,869 or approximately 100% during the first three months of 2003 when compared to the same period in 2002.  The decrease is the result of decreased fees collected for receiving clean landfill of $11,461 and a reduction of water revenue due to the sale of water rights to Jordanelle Special Service District in August of 2002.

Cost of real estate sales and selling expenses decreased $91,039 for the first quarter of 2003 when compared to the same period in 2002.  The decrease is due to Blue Ledge not having any lot sales in 2003.

General and administrative costs decreased $2,603 or 1% during the first quarter of 2003 when compared to the same period in 2002.  The major fluctuations in costs when compared to 2002 include an increased use of professionals of 8%, an increase of 7% in accounting fees, an increase of insurance expense of 5% and partially offset by a decrease in securities expense of 11%.  The remaining net 10% decrease is due to various other increases and decreases over 2002.

Mine maintenance and administrative costs decreased $285,979 or 66% during the three-month period ended March 31, 2003, when compared with the same period in 2002.  The primary cause for the decrease was the non-cash transaction with Jordanelle Special Service District in August of 2002 under which the Company exchanged certain real property and water rights for a release of treatment obligations, including costs associated with the operation and maintenance of the water treatment facility.  This exchange relieved the Company of its obligations under the Utah Pollutant Discharge Elimination System (“UPDES”) permit as well as substantially all costs associated with maintaining the underground mine workings (which management estimated to be in excess of $900,000 annually).

The interest expense was eliminated for the first quarter of 2003 due to the large development projects subject to capitalization of holding costs. Interest of $105,679 was capitalized during the quarter ending March 31, 2003.  No interest was capitalized as holding costs in the first quarter of 2002.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, United Park carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in United Park’s periodic Securities and Exchange Commission reports.

In evaluating the Company’s controls and procedures, our management has recognized that control systems can provide only reasonable, but not absolute, assurance that the objectives of the control system are met, assurance that the design of the Company’s control system must reflect that United Park is subject to a number of resource constraints, and that the benefits of the Company’s control system must be considered relative to its cost.

Because of the inherent limitations in all control systems, the Company’s management also believes that no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within United Park have been detected, or will be detected in the future.  These inherent limitations include limitations relating to decision-making functions, breakdowns that can occur because of simple error or mistake and other activities that do not rise to the level of fraud.  Controls can also be circumvented by individual acts of some persons, by collusions of people, by management override of the controls and procedures that the Company has put into place, or because the degree of compliance with the policies and procedures may deteriorate.

In evaluating the Company’s controls and procedures, management has identified certain non-material changes to its existing controls and procedures which management believes will make United Park’s control system more effective.  The Company’s management believes that those changes, if implemented, would not constitute a significant change in the Company’s internal controls.

Since the date of the last evaluation of the United Park’s control system, the Company has not made any significant changes in its internal controls or other factors that would significantly affect those controls subsequent to the date of that evaluation.

PART II. - OTHER INFORMATION

ITEM 5.               OTHER INFORMATION.

A portion of United Park’s mining property, known as “Richardson Flat Tailings,” which the Company monitors under its UPDES permit, has been subject to testing and evaluation by the EPA under the National Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”).  On June 24, 1988, the EPA proposed that the Richardson Flat Tailings site be added to the EPA’s National Priorities List (“NPL”), the EPA’s listing of national priority hazardous waste sites.  In response to the comments submitted by United Park, the EPA determined not to list the site on the NPL in a final rule published February 11, 1991, in the Federal Register.  On February 7, 1992, the EPA again proposed the listing of the Richardson Flat Tailings site to the NPL.  In April 1992, the Company again submitted written comments opposing the EPA’s listing on a number of substantive and procedural grounds.  The EPA has neither responded to United Park’s comments nor finalized its proposal to list the site. United Park has completed negotiations with the EPA regarding performing a voluntary focused remedial investigation and feasibility study (“Focused RI/FS”) to determine if any remedial action may be warranted at Richardson Flat.  The Company signed the Administrative Order on Consent for Remedial Investigation/Feasibility study on September 27, 2000.  The Company did accrue amounts at December 31,1999 and December 31, 2002 as its best estimate of costs to complete the Focused RI/FS at Richardson Flat.  Since the study has not been completed, the Company cannot estimate the potential costs, if any, that may be required beyond the Focused RI/FS.

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

Date: May 15, 2003

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hank Rothwell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Hank Rothwell
Hank Rothwell Chief Executive Officer May 15, 2003

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael R. Salmond, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Michael R. Salmond
Michael R. Salmond Chief Financial Officer May 15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hank Rothwell, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hank Rothwell

Hank Rothwell Chief Executive Officer May 15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Park City Mines Company (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael R. Salmond, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael R. Salmond

Michael R. Salmond Chief Financial Officer May 15, 2003